Form 10-Q
period 1994-12-31
CAGLES INC
filed 1995-02-07
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly period ended December 31, 1994

          or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________________________________
                      to   ________________________________

     Commission File Number 1-7138

                     CAGLE'S, INC.

          GEORGIA                   58-0625713
(State or other Jurisdiction of    (I.R.S. Employer Identification No.)
Incorporation or Organization)

2000 Hills Avenue, N.W., Atlanta, Georgia  30318

(Address of Principal Executive Offices and Zip Code)

(404) 355-2820
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X         No   _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

          Class                            Outstanding December 31, 1994
- - - -------------------------------            ------------------------
Class A Common Stock, $1.00 Par Value        2,535,191 Shares


PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. And Subsidary
Consolidated Balance Sheets
December 31, 1994 and April 2, 1994
(In Thousands, Except Par Value)
(Unaudited)

                                                 Dec. 31,1994   April 2, 1994
                                                 ------------   -------------
Assets
- - - -----------------------------------------
CURRENT ASSETS
Cash                                                  $2,270            $875
Accounts receivable, net of allowance for
doubtful accounts of $730 and $729 at
December 31, 1994 and April 2, 1994,
respectively                                          12,203          13,392
Inventories                                           24,920          22,779
Other current assets                                     706           1,146
                                                 ------------    ------------
Total current assets                                  40,099          38,192
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                             10,508           7,286

OTHER ASSETS                                             945             341

PROPERTY, PLANT, AND EQUIPMENT                        62,525          52,598
Less accumulated depreciation                        (31,958)        (29,197)
                                                 ------------    ------------
Property, plant, and equipment, net                   30,567          23,401
                                                 ------------    ------------
TOTAL ASSETS                                         $82,119         $69,220
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
- - - -----------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt and
capital lease obligations                             $1,572          $1,239
Accounts payable                                       9,871           9,572
Accrued expenses                                       6,678           6,455
Current income taxes payable                           1,625             848
Current deferred income taxes                              0             337
                                                 ------------    ------------
Total Current Liabilities                             19,746          18,451
                                                 ------------    ------------
LONG TERM DEBT and Capital Lease obligations,
net of current maturities                             15,560          11,819
                                                 ------------    ------------
NONCURRENT DEFERRED INCOME TAXES                       4,682           4,682
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:

Common stock, $1 par value; authorized 9,000
shares; 5,070 and 5204 shares issued at Dec.
31, 1994 and April 2, 1994, respectively               5,070           5,204
Additional paid-in-capital                             9,193          11,317
Retained earnings                                     27,868          17,747
                                                 ------------    ------------
Total stockholders' equity                            42,131          34,268
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $82,119         $69,220
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 13 weeks and 39 weeks ended December 31, 1994 and January 1, 1994
(Amounts in thousands, except per share data)
(unaudited)
                       13 wks ended   13 wks ended  39 wks ended  39 wks ended
                      Dec. 31, 1994   Jan. 1, 1994  Dec 31, 1994  Jan. 1, 1994
                        -----------   ------------  ------------  ------------
Net Sales                   $83,640        $73,334      $260,839      $230,989

Costs and Expenses:
Cost of Sales                74,997         66,891       234,437       211,137
Selling and Delivery          2,232          1,726         6,420         5,227
General and Administrative    1,453          1,644         4,873         4,973
                            -------       --------       -------       -------
Total costs and expenses     78,682         70,261       245,730       221,337
                           --------       --------       -------       -------
Income From Operations        4,958          3,073        15,109         9,652

Other Income(Expense):
Interest expense               (261)          (337)         (827)       (1,047)
Income from unconsolidated
affiliates and other
income, net                     521            471         1,503         1,042
                           --------       --------       -------       -------
Income Before Income Taxes    5,218          3,207        15,785         9,647

Provision For Income Taxes    1,617          1,154         5,274         3,352
                           --------       --------       -------       -------
Net Income                   $3,601         $2,053       $10,511        $6,295
                           ========       ========       =======       =======
Weighted Average Number Of
Common Shares Outstanding*    5,159          5,202         5,182         5,224
                           ========       ========       =======       =======
Net Income Per Common Share    $.70           $.39         $2.03         $1.21
                           ========       ========       =======       =======

DIVIDENDS PER COMMON SHARE    $.025          $.025         $.075         $.075

The accompanying notes are an inteegral part of these consolidated financial statements.
* Weighted average shares and per share amounts adjusted for 2 for 1 stock split in January, 1995.

Cagle's, Inc & Subsidary
Consolidated Statements of Cash Flows
For the 39 weeks ended December 31, 1994 and January 1, 1994
(In Thousands)
(unaudited)
                                                  Dec. 31, 1994   Jan. 1, 1994
                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             $10,511          $6,295

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            3,362           3,780
(gain)loss on disposal of property, plant and
equipment                                                  (38)            157
Income from unconsolidated affiliates                     (222)           (449)

Changes in assets and liabilities:
Accounts receivables, net                                1,189          (1,357)
Inventories                                             (2,141)         (1,055)
Other current assets                                       440             974
Accounts payable                                           299            (629)
Accrued expenses                                           223             644
Income taxes payable                                       440             257
                                                        -------         -------
Total Adjustments                                        3,552           2,322
                                                        -------         -------
Net cash provided by operating activities               14,063           8,617   -------         -------
                                                        -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment            (10,545)         (3,211)
(Increase)decrease in other assets                        (604)             18
Proceeds from the sale of property, plant, and equip.       80              55
Investments in unconsolidated affiliates                (3,023)              0
                                                        -------         -------
Net cash used in investing activities                  (14,092)         (3,138)
                                                        -------         -------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                         (926)         (5,428)
Repurchase of common stock                              (2,260)           (664)
Proceeds from issuance of long-term debt                 5,000               0
Dividends Paid                                            (390)           (315)
                                                        -------         -------
Net cash provided by (used in)financing activities       1,424          (6,407)
                                                        -------         -------
NET INCREASE(DECREASE) IN CASH                           1,395            (928)
CASH AT BEGINNING OF PERIOD                                875           1,728
                                                        -------         -------
CASH AT END OF PERIOD                                   $2,270            $800
                                                        =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest of $92
in 1994                                                   $831          $1,047
                                                        =======         =======
Income Taxes paid                                       $4,721          $3,095
                                                        =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                      Cagle's, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                           December 31, 1994
                             (Unaudited)



1. In the opinion of Management the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of Dec. 31, 1994 and April 2, 1994 and the results of their operations and their cash flows for the 13 weeks and 39 weeks ended Dec. 31, 1994 and Jan. 1, 1994.

2. The results of operations for the 13 weeks and 39 weeks ended December 31, 1994 and January 1, 1994 are not necessarily indicative of the results expected for the full year.

3.     Inventories consisted of the following (in thousands):

                                       Dec. 31, 1994        April 2, 1994
                                        ------------        -------------
          Finished products             $    6,729          $    5,301
          Field inventory and breeders      14,686              14,049
          Feed, eggs and medication          2,008               2,223
          Supplies                           1,497               1,206
                                            ------              ------
                                        $   24,920          $   22,779

4. The weighted average number of common shares outstanding, the net income per common share and the number of shares issued have been restated for the 2 for 1 stock split issued to stockholders of record on January 3, 1995.

5. On June 8, 1994, the Company issued a $5 Million industrial revenue bond to finance the construction of a feed mill in Forsyth, Georgia. The unused portion of the proceeds from the issuance of the bond totaling $469,000 at December 31, 1994 are included in other assets in the accompanying balance sheet.

6. During October 1994 the Company acquired a minority interest in a by-products company. This investment is included in investments in and receivables from unconsolidated affiliates on the balance sheet as of December 31, 1994.

CAGLE'S, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DECEMBER 31, 1994


Financial Condition

The best quarter thus far from a profit standpoint continued to strenghten the Company's financial condition while funding investments in property, plant and equipment as well as a minority investment in a by-products rendering company. A portion of the additions to property, plant and equipment (Forsyth, Georgia, Feed Mill) is being funded by tax-free industrial revenue bonds.

The Company has a $12 million line of credit available for use, of which there are no borrowings outstanding as of December 31, 1994. The Company expects to close on a $20 Million line of credit during the fourth quarter to replace the existing $12 Million line of credit.

The Company will require significant financing to construct facilities for the previously announced expansion in Kentucky. The company is confident that sufficient financing is available to carry out the project as planned.

Results of Operations

Sales increased by 14% and 13% for the 13 weeks and 39 weeks ended December 31, 1994 respectively, compared to the same periods of a year ago. The increase is credited to additional processed pounds through the slaughter plants of 16% for the quarter and 6% for the nine months. This was complemented by increased outside purchases to be used by the Atlanta, Georgia further processing plant for various value added products. Market prices for the 9 months were essentially the same for both years, however the trend has been lower as the year progresses as compared to last year. The market prices for the quarter ended December 31, 1994 averaged 4.5% lower than for the same quarter of a year ago.

Cost of sales increased by 12% and 11% for the 13 weeks and 39 weeks ended December 31, 1994, respectively, as compared to the same period of a year ago. This is mainly due to the increased production pounds and the volume of outside purchases which in most cases consists of higher unit priced items mainly deboned breast meat. This cost was helped considerably by feed cost which averaged 14% lower for the quarter and 4% lower for the 39 weeks ended
December 31, 1994 respectively as compared to the same periods of the previous year. Gross margins for the quarter and 39 weeks were 1.5% higher than for the same periods of the previous year.

Selling, Delivery, and General and Administrative Expenses

Selling, delivery, and general and administrative expenses increased by 9.3% and 10.7% for the 13 weeks and 39 weeks ended December 31, 1994, respectively, as compared to the same periods of a year ago and is attributable to additional sales volume and the associated broker commissions required to achieve the improved results. Storage expense also increased as inventories are increased to support additional demand for product.

Interest Expense

Interest expense was 22.6% and 21% lower for the 13 weeks and 39 weeks ended December 31, 1994, respectively, than for the same periods in the previous year and is the result of reduced borrowing levels. Interest incurred on the $5 Million bond issue is being capitalized during construction.

Income Taxes

The provision for income taxes for the 13 weeks and 39 weeks ended December 31, 1994 is computed at statutory rates and is adjusted for the impact of various credits available to be applied to reduce current year taxes.

Part II. Other Information
       a. Exhibits
          Exhibit 27. Finiancial Data Schedule

Item 9.  Exhibits and Reports on Form 8-K
       a. Not applicable
       b. No reports on Form 8-K were filed during the quarter.


SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                   Cagle's, Inc.

Date:  January 24, 1994            /S/ J.Douglas Cagle
                                   J.Douglas Cagle
                                   Chairman and Chief Executive Officer

Date:  January 24, 1994            /S/ Kenneth R. Barkley
                                   Kenneth R. Barkley
                                   Senior Vice President Finance/
                                   Treasurer/Chief Financial Officer