Form 10-K
period 1995-04-01
CAGLES INC
filed 1995-06-14
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended______APRIL 1, 1995___________________________or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from _______________ to _________________

     COMMISSION FILE NUMBER:____1-7138_________________________________________
________________________________CAGLE'S, INC.__________________________________
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

___________GEORGIA_____________________________________58-0625713______________
     (STATE OF INCORPORATION)               I.R.S EMPLOYER IDENTIFICATION NO.

_______2000 HILLS AVE., NW, ATLANTA, GA.______________________30318____________
     (address of principal executive offices)               (zip code)

Registrant's telephone number, including area code: ___(404) 355-2820__________

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
       Title of each class             Name of exchange on which registered

________CLASS A COMMON STOCK___________________AMERICAN STOCK EXCHANGE_________

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
________________none___________________________________________________________

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.         _X_ YES    ___ NO

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.)

__$42,014,102_(based_on_20.75_per_share_closing_price_on_May_16,_1995)_________

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS.)

__Class_A_Common_Stock_at_$1.00_par_value______________________________________
__5,034,182_shares_at_$1.00_par_value__________________________________________

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933. (THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR IDENTIFICATION PURPOSES.)
  Parts of the following documents are incorporated by reference in Parts II, III, and IV of this Form 10-K report; 1) registrant's annual report to shareholders for fiscal year ended April 1, 1995 - Items 5, 6, 7, 8, and 14.
  2) Proxy statements for registrant's 1995 annual meeting of shareholders-Items 10, 11, 12, and 13.

                                CAGLE'S, INC.

                                   PART I

                         Item 1:  General Business

Cagle's, Inc. (the "Company"), which began business in 1945 and was first incorporated in Georgia in 1953, and its wholly owned subsidiary (Cagle's Farms ,Inc., formerly Strain Poultry Farms, Inc.) produce, market, and distribute a variety of fresh and frozen poultry products. The vertically integrated operations of the Company consist of breeding, hatching, and growing of chickens; feed milling; processing; further processing; and marketing. The Company's products are sold to national and regional independent and chain supermarkets, food distributors, food processing companies, national fast-food chains, and institutional users, such as restaurants, schools, and distributors, by the Company's sales staff located in Atlanta, Georgia, and through brokers selected by the Company.


                       Narrative Description of Business

Food Processing

All of the Company's business activities are conducted on a vertically integrated basis within one industry segment, poultry products. The Company's various poultry products are closely related, have similar purposes and uses, and, except for product sold under cost-plus arrangements, are similar in terms of profitability and types and degrees of risks. In addition, the production processes are similar to the extent that (a) production facilities are shared or are interchangeable and (b) the same types of raw materials, labor, and capital are used. Markets and marketing methods are comparable for all products (except cost-plus products) to the extent that they are generally sold to the same types of customers by a common sales force and are sensitive to changes in economic conditions to the same degree.

The Company currently processes approximately 2,035,000 birds per week in its three processing plants, including two plants which operate with two full shifts. Of the Company's total production, approximately 1,000,000 head per week are deboned. In March 1993, the Company placed one of its processing plants into a joint venture with a major customer, reducing the total company volume by 365,000 birds per week.

The complete cycle for growing broilers begins with the placement on a farm of a day-old breeder chick. This bird is reared for 25 weeks, at which time it begins to produce hatching eggs. The breeder produces eggs for approximately 40 weeks. These eggs are set in one of the Company's two hatcheries, and in three weeks, a baby chick is hatched.

The day-old broiler chick is placed on a farm where it will grow for six to eight weeks depending upon the size of bird desired, at which time it is transported to the processing plant for slaughter. To produce uniform size for customer demands, the Company grows the males and females separately. This is necessary because males and females grow at different rates and have different nutritional requirements for cost-effective growth. A significant investment in field inventories is required to support the Company's operating cycle.

All feed for all flocks is produced in feed mills owned by the Company.

The Company's goal is to add value to all of its birds, and the Company currently is accomplishing this on approximately 85% of all head slaughtered. This value-added product takes the form of deboned breast and thigh meat, cut-up marinated raw breaded chicken (including barbecue), government school lunch product, fast-food cuts, IQF (individually quick frozen) products, and mechanically deboned chicken meat.

Raw Materials

The primary raw materials used by the Company are corn, soybean meal, and other ingredients; packaging materials; cryogenic materials; and breeder chicks. The Company believes that sources of supply for these materials are adequate and does not expect significant difficulty in acquiring required supplies. The major source of supply is the midwestern grain belt of the United States, although local supplies are utilized when available. Prices for the feed ingredients are sensitive to supply fluctuations worldwide, and weather conditions, especially drought, can cause significant price volatility. Since feed is the most significant factor in the cost of producing a broiler chicken, those fluctuations can have significant effects on margins. The Company also purchases product outside for further processing requirements.

Research and Development

The Company has made no material expenditures for research and development during the last three years.

Employees and Labor Relations

The Company employs approximately 3,250 persons of whom approximately 49% are covered by collective bargaining agreements which expire at various dates over the next three years. The Company believes its relationship with the bargaining groups and other employees is good.

Seasonal Variations in Business

The seasonal demand for the Company's products is highest during the late spring and summer months and is normally lowest during the winter months.

Customers

Equity Foods ("Equity") accounted for approximately 37% of the Company's sales for the year ended April 1, 1995. The Company has an agreement with Equity to supply chicken under a cost-plus arrangement, and approximately 50% of the Company's production is committed to Equity. Under the arrangement, production in excess of Equity's demands and by-products are sold to other customers and are credited against the cost-plus arrangement. The Company generally receives full margin on processed pounds regardless of the final customer.

Backlog

The Company had no material backlog of orders existing as of April 1, 1995.

Competition

The Company is a leading regional integrated poultry processor, ranking eleventh nationally in pounds produced. The Company's products compete in the marketplace with comparable products of approximately ten national and regional producers in the areas of quality, service, and price. The Company believes its flexibility and accessibility are positive factors enhancing the Company's competitive position.

Regulation

The Company's facilities and operations are subject to regulation by various federal and state agencies, including, but not limited to, the federal Food and Drug Administration ("FDA"), the United States Department of Agriculture ("USDA"), the Environmental Protection Agency, the Occupational Safety and Health Administration, and the corresponding state agencies. The Company's processing plants are subject to continuous on-site inspection by the USDA, and the FDA inspects the production of the Company's feed mill.
Management believes that the Company is in substantial compliance with applicable laws and regulations relating to the operation of its facilities.

                           Item 2:  Properties

Production and Facilities

Breeding and Hatching

The Company supplies its broiler chicks by producing all of its own hatching eggs from breeder flocks owned by the Company. These breeder flocks are maintained on 61 contract grower farms. In addition, the replacement breeder pullets are maintained on 32 contract grower farms where the breeders are reared from one day old to approximately 18 weeks old and then moved to the breeder farm where they begin to produce eggs at about 25 weeks of age.
These farms are located in north Georgia.

The Company owns two hatcheries located in Dalton, Georgia, and Forsyth, Georgia, at which eggs are incubated and hatched. This is a continuous process and requires 21 days to complete. After the chicks are removed from the incubator, they are separated by sex, vaccinated against disease, and moved by a special-purpose vehicle, Chick Bus, to the Company's grow-out farms. The two hatcheries have an aggregate capacity of 2,100,000 chicks per week. Both of the hatcheries are company-owned.

Grow-Out

The Company places its broiler chicks on approximately 283 contract grower farms. The birds are grown separately by sex to provide the exact size requirement of the Company's customers.

The independent contract growers provide the housing, equipment, utilities, and labor to grow the baby chicks to market age, which varies from six to eight weeks, depending on the market for which they are intended. The Company supplies the baby chicks, the feed, and all veterinary and technical services. Title to the birds remains with the Company at all times. The contract growers are paid on live weight and are guaranteed a minimum rate with various incentives based upon a grower's performance as compared to other growers whose birds are marketed during the same week. These contract farms are located in Georgia, Tennessee, and Alabama.

Feed Mills

The Company owns one feed mill with a production capacity of approximately 520,000 tons per year. The mill is located in Dalton, Georgia. An additional feed mill in Camilla, Georgia, was completed in 1993 and contributed to Cagle's Foods in March 1993. A new feed mill is nearing completion in Forsyth, Georgia, which will have the capacity to produce approximately 300,000 tons annually.

Processing

As the broilers reach the desired processing weight, they are removed from the houses and transported by company trucks to a processing plant.

The processing plants are located in Pine Mountain, Georgia; Macon, Georgia; and Collinsville, Alabama. The Pine Mountain and Macon, Georgia, plants have the capacity to process 8,400 birds per hour, and the Collinsville plant can process up to 12,600 birds per hour. The Macon, Georgia, and Collinsville, Alabama, plants operate two full shifts.

Further Processing and Deboning

The Company has a stated goal of marketing the majority of its product as value-added product. This is accomplished by cutting the product into parts or fast-food cuts, deboning, marinating and breading, and converting into other convenience-type products.

Currently, further processing and deboning are conducted at the Collinsville, Alabama, plant (cutting, marinating, and breading) and the Pine Mountain and Macon, Georgia, plants (deboning). In addition, the Atlanta, Georgia, facility and the Lovejoy, Georgia, facility are totally devoted to further processing.

Freezer Storage

The Company's facilities located in Atlanta, Georgia; Collinsville, Alabama; Pine Mountain, Georgia; and Lovejoy, Georgia, have freezer storage facilities with aggregate capacity of approximately 3,000,000 pounds of frozen product. The Company utilizes outside storage services as needed to supplement its own freezer capacity.

Local Distribution

As an extension of the company sales division, two local distribution divisions are operated from separate refrigerated warehouse facilities in Atlanta, Georgia, and Birmingham, Alabama. These units have sales representatives located in Macon, Georgia, as well as Atlanta, and are designed to provide storage and delivery service for those customers in their operating areas.

Significant Unconsolidated Subsidiaries

The Company owns a 50% interest in a joint venture, which is a fully integrated poultry company located in Camilla, Georgia. This company was created in March 1993 from the contributed assets of the Company's former south Georgia and north Florida operations. The joint venture is growing and processing approximately 525,000 birds per week in a processing plant that is capable of processing up to 1,400,000 broilers per week. A new hatchery was placed into service on March 28, 1994, and a new processing plant began operations in April 1995. The Company acquired a minority interest in a poultry by-product company in November 1994.

Executive Offices

The Company's executive offices are located in a renovated two-story (22,000-square-foot) building at 2000 Hills Avenue, NW, Atlanta, Georgia. The building is owned by the Company.

Substantially all of the Company's property, plant, and equipment are encumbered to secure long-term debt of the Company.

All of the properties described above are in good condition and are adequate for their stated uses.

                        Item 3:  Legal Proceedings

The Company is involved in various lawsuits and legal matters on an ongoing basis as a result of its day-to-day operations; however, the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company or its business.

         Item 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter of fiscal 1995.


                                     PART II

               Item 5:  Market for Registrant's Common Equity
                        and Related Stockholder Matters

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended April 1, 1995 and is incorporated herein by reference.

                       Item 6:  Selected Financial Data

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended April 1, 1995 and is incorporated herein by reference.

            Item 7:  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended April 1, 1995 and is incorporated herein by reference.

             Item 8:  Financial Statements and Supplementary Data

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended April 1, 1995 and is incorporated herein by reference.

            Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

           Item 10:  Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 14, 1995 and is incorporated herein by reference.

                    Item 11:  Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 14, 1995 and is incorporated herein by reference.

     Item 12:  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 14, 1995 and is incorporated herein by reference.

           Item 13:  Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 14, 1995 and is incorporated herein by reference.


                                      PART IV

   Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

(a)1.   Financial Statements

The Company's 1995 Annual Report to Stockholders contains the consolidated balance sheets as of April 1, 1995 and April 2, 1994, the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 1, 1995, and the related report of Arthur Andersen LLP as to these financial statements. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference.
The financial statements, incorporated by reference, include the following:

	Consolidated Balance Sheets--April 1, 1995 and April 2, 1994

	Consolidated Statements of Income for the Years Ended April 1, 1995,
         April 2, 1994, and April 3, 1993

	Consolidated Statements of Stockholders' Equity for the Years Ended
         April 1, 1995, April 2, 1994, and April 3, 1993

	Consolidated Statements of Cash Flows for the Years Ended April 1,
         1995, April 2, 1994, and April 3, 1993

	Notes to Consolidated Financial Statements--April 1, 1995, April 2,
         1994, and April 3, 1993

(a)2.   Financial Statement Schedules

The financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto. Reports on Form 8-KA report on Form 8-K was filed in April 1995 to disclose the Company's new unsecured revolving credit agreement.


Reports on Form 8-K

A report on Form 8-k was filed in April 1995 to disclose the Company's new unsecured revolving credit agreement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cagle's, Inc.

BY:   /s/  J. Douglas Cagle
          J. Douglas Cagle
          Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in capacities and on the date indicated:

 /s/ J.Douglas Cagle        Chairman and Director and	Chief Executive Officer

 /s/ Kenneth R. Barkley     Senior Vice President	Finance/Treasurer/Chief
                            Financial Officer/Director/	Principle Financial
                            and Accounting Officer

 /s/ Warner S. Currie       Director

 /s/ George Douglas Cagle   Vice President, New Product	Development
                            and Director

 /s/ John J. Bruno          Senior Vice President Sales	Marketing and Director

 /s/ James David Cagle      Vice President, New Product	Sales and Director

 /s/ Jerry D. Gattis        President, Chief Operating	Officer and Director

 /s/ Mark M. Ham IV         Vice President, Information	Systems and Director

 /s/ Candace Chapman        Director