Form 10-Q
period 1994-07-02
CAGLES INC
filed 1995-08-10
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  Form 10-Q

(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Security
    Exchange Act of 1934
   	For the Quarterly period ended July 1, 1995

	or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
	For the Transition period from ________________to___________________

	Commission File Number 1-7138

                                 CAGLE'S, INC.

		GEORGIA		              			58-0625713
  (State or other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)

             2000 Hills Avenue, N.W.  Atlanta, Georgia   30318

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

                         Yes___X___         No________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                 Class                            Outstanding July 1, 1995
   -------------------------------------     ---------------------------------
   Class A Common Stock, $1.00 Par Value	         	     5,034,182



PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. And Subsidary
Consolidated Balance Sheets
July 1, 1995 and April 1, 1995
(In Thousands, Except Par Value)
(Unaudited)
                                                  July 1,1995    July 2, 1994
                                                 ------------   -------------
Assets
-----------------------------------------
CURRENT ASSETS
Cash                                                  $1,345            $462
Accounts receivable, net of allowance for
doubtful accounts of $257 and $141 at
July 1, 1995 and April 1, 1995,
respectively                                          13,581          15,013
Inventories                                           26,828          25,282
Other current assets                                   1,279           1,538
                                                 ------------    ------------
Total current assets                                  43,033          42,295
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                             11,962          11,697

OTHER ASSETS                                             846             550

PROPERTY, PLANT, AND EQUIPMENT                        68,779          66,897
Less accumulated depreciation                        (33,759)        (32,668)
                                                 ------------    ------------
Property, plant, and equipment, net                   35,020          34,229
                                                 ------------    ------------
TOTAL ASSETS                                         $90,861         $88,771
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
-----------------------------------------
CURRENT LIABILITIES
Current Maturities                                   $ 1,572         $ 1,572
Accounts payable                                      11,469          13,550
Accrued expenses                                       7,946           7,900
Current income taxes payable                           1,420             967
Current deferred income taxes                            714             714
                                                 ------------    ------------
Total Current Liabilities                             23,121          24,703
                                                 ------------    ------------
LONG TERM DEBT (net of current maturities)            17,460          15,233
NONCURRENT DEFERRED INCOME TAXES                       4,464           4,464
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
shares and 5034 shares issued                          5,034           5,034
Capital in excess of par value                         8,366           8,366
Retained earnings                                     32,416          30,971
                                                 ------------    ------------
Total stockholders' equity                            45,816          44,371
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $90,861         $88,771
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.



Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 13 weeks ended July 1, 1995 and July 2, 1994
(Amounts in thousands, except per share data)
(unaudited)
                                     13 wks ended   13 wks ended
                                     July 1, 1995   July 2, 1994
                                      -----------   ------------
Net Sales                                 $89,421        $87,972

Costs and Expenses:
Cost of Sales                              83,623         78,630
Selling and Delivery                        2,599          2,100
General and Administrative                  1,607          1,925
                                          -------       --------
Total costs and expenses                   87,829         82,655
                                         --------       --------
Income From Operations                      1,592          5,317

Other Income(Expense):
Interest expense                             (293)          (287)
Income from unconsolidated
affiliates and other
income, net                                 1,275            510
                                         --------       --------
Income Before Income Taxes                  2,574          5,540

Provision For Income Taxes                    978          2,102
                                         --------       --------
Net Income                                 $1,596         $3,438
                                         ========       ========
Weighted Average Number Of
Common Shares Outstanding                   5,034          5,204
                                         ========       ========
Net Income Per Common Share                  $.32           $.66
                                         ========       ========

DIVIDENDS PER COMMON SHARE                 $.0300         $.0250

The accompanying notes are an inteegral part of these consolidated financial statements.



Cagle's, Inc & Subsidary
Consolidated Statements of Cash Flows
For the 13 weeks ended July 1, 1995 and July 2, 1994
(In Thousands)
(unaudited)
                                                   July 1, 1995   July 2, 1994
                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                              $1,596          $3,438

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            1,100           1,101
(gain)loss on disposal of property, plant and
equipment                                                    0             (17)
Changes in investment in and receivables from
unconsolidated affiliates                                 (265)            191

Changes in assets and liabilities:
Accounts receivables, net                                1,432          (2,664)
Inventories                                             (1,546)           (424)
Other current assets                                       259             299
Accounts payable                                        (2,081)            881
Accrued expenses                                            46           1,065
Income taxes payable                                       453            (337)
Deferred income taxes                                        0           1,255
                                                        -------         -------
Total Adjustments                                         (602)          1,350
                                                        -------         -------
Net cash provided by operating activities                  994           4,788
                                                        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment             (1,882)         (2,532)
(Increase)decrease in other assets                        (305)         (3,487)
Proceeds from the sale of property, plant, and equip.        0               4
                                                        -------         -------
Net cash used in investing activities                   (2,187)         (6,015)
                                                        -------         -------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                         (773)           (307)
Proceeds from issuance of long-term debt                 3,000           5,000
Dividends Paid                                            (151)           (130)
                                                        -------         -------
Net cash provided by (used in)financing activities       2,076           4,563
                                                        -------         -------
NET INCREASE(DECREASE) IN CASH                             883           3,336
CASH AT BEGINNING OF PERIOD                                462             875
                                                        -------         -------
CASH AT END OF PERIOD                                   $1,345          $4,211
                                                        =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                  $311            $287
                                                        =======         =======
Income Taxes paid                                         $505          $1,133
                                                        =======         =======

The accompanying notes are an integral part of these consolidated financial statements.



Cagle's, Inc. and Subsidiary
Notes to Consolidated Condensed Financial Statements
July 1, 1995
(Unaudited)



1. In the opinion of Management the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recuring nature, necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of July 1, 1995 and April 1, 1995 and the results of their operations and their cash flows for the 13 weeks ended July 1, 1995 and July 2, 1994.

2. The results of operations for the 13 weeks ended July 1, 1995 and July 2, 1994 are not necessarily indicative of the results expected for the full year.

3. Inventories consisted of the following (in thousands):

                                       July 1, 1995      April 1, 1995
  Finished Products                         7,949              7,813
  Field Inventory and Breeders             14,830             13,742
  Feed Eggs and Medication                  2,676              2,243
  Supplies                                  1,373              1,484
                                         --------          ---------
                                           26,828             25,282

4. The weighted average number of shares outstanding, cash dividends per common share and the Net Income per common share have been restated to reflect the 2 for 1 stock split to Stockholders of record in January 1995.

5. On June 24, 1995, the Company's plant in Pine Mountain Valley, Georgia was destroyed by fire. The Company believes that there is sufficient insurance coverage in place to cover all losses and costs expected to arise from the fire. However, the exact amount of recovery has not been determined as of the date. The Company plans to rebuild the facility on the original site.

6. As of May 31, 1995 the Company secured a $40 Million unsecured loan to finance the construction of its planned broiler complex in Kentucky. This facility is provided by two banks. As of July 1, 1995 no funds have been borrowed under this facility.

Cagle's, Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and
Results of Operations
July 1, 1995


Financial Condition:

 Reduced earnings from operations and continued spending for capital projects caused the Company to draw down $3 Million of its $20 Million revolver during the quarter. Working capital, however, increased from the April 1, 1995, level by $2.3 Million.

 During the quarter the Company secured a $40 Million unsecured loan to provide construction financing for a planned facility in Kentucky. This project is currently delayed due to the fire at the Pine Mountain facility and will be reevaluated at a future date. Meanwhile, the financing is available when required.


Results of Operations:

 Sales for the 13 weeks ended July 1, 1995 increased by 1.6% as compared to the same period of a year ago and cost of sales increased by 6.3% resulting in a reduced gross margin reduction from 10.6% for the quarter ended July 2, 1994 to 6.5% for the quarter ended July 1, 1995. This change in margin is mainly the result of $.057 per pound lower market price for broilers during the quarter as compared to the same period last year and also, additional plant costs associated with production changes in the Collinsville and Atlanta plants.

 The Company is proceeding to rebuild the Pine Mountain Valley Plant that was destroyed by fire on June 25, 1995 on the old site. This facility will be operated as a cost plus plant.


Selling, Delivery and General and Administrative Expenses:

 Selling, delivery and general and administrative expenses for the 13 weeks ended July 1, 1995 increased by 4.5% over the same period of a year ago with storage and brokerage expenses primarily contibuting to this increase due to higher inventory levels to support the additional sales.


Interest Expense:

 Interest expense for the quarter ended July 1, 1995 is essentially unchanged from the comparable quarter of a year ago. While short term rates have increased, overall debt levels were slightly lower prior to borrowing under the unsecured line of credit in June of 1995.

Income Taxes:

The provision for income taxes for the 13 week periods ended July 1, 1995 and April 1, 1994 reflects taxes computed at statutory rates.


Part II	Other Information

	Item 9.  Exhibits and Reports on Form 8-K

		a.  not applicative

		b.  A report on Form 8-K was filed in April 1995 to disclose the Company's new unsecured revolving credit agreement.


Signatures

 Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date___August 10, 1995___           _/s/ J. Douglas Cagle________________
                                    J. Douglas Cagle
                                    Chairman and Chief Executive Officer


Date___August 10, 1995___           _/S/ Kenneth_R. Barkley______________
                                    Kenneth R. Barkley
                                    Senior Vice President Finance/Treasurer/CFO