Form 10-Q
period 1995-09-30
CAGLES INC
filed 1995-11-08
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  Form 10-Q

(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Security
         Exchange Act of 1934
         For the Quarterly period ended September 30, 1995

	or

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

                         Yes___X___         No________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                 Class                            Outstanding July 1, 1995
   -------------------------------------     ---------------------------------
   Class A Common Stock, $1.00 Par Value	         	     5,022,682

PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. And Subsidary
Consolidated Balance Sheets
September 30, 1995 and October 1, 1994
(In Thousands, Except Par Value)
(Unaudited)
                                                   09/30/95       04/01/95
                                                 ------------   -------------
Assets
-----------------------------------------
CURRENT ASSETS
Cash                                                  $1,353            $462
Accounts receivable, net of allowance for
doubtful accounts of $387 and $141 at
Sept. 30, 1995 and April 1, 1995,
respectively                                          14,089          15,013
Inventories                                           22,539          25,282
Other current assets                                   3,592           1,538
                                                 ------------    ------------
Total current assets                                  41,573          42,295
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                             12,752          11,697

OTHER ASSETS                                             943             550

PROPERTY, PLANT, AND EQUIPMENT                        69,266          66,897
Less accumulated depreciation                        (29,307)        (32,668)
                                                 ------------    ------------
Property, plant, and equipment, net                   39,959          34,229
                                                 ------------    ------------
TOTAL ASSETS                                         $95,227         $88,771
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
-----------------------------------------
CURRENT LIABILITIES
Current Maturities                                   $ 1,568         $ 1,572
Accounts payable                                      11,349          13,550
Accrued expenses                                       7,677           7,900
Current income taxes payable                               0             967
Current deferred income taxes                           (114)            714
                                                 ------------    ------------
Total Current Liabilities                             20,480          24,703
                                                 ------------    ------------
LONG TERM DEBT (net of current maturities)            20,150          15,233
NONCURRENT DEFERRED INCOME TAXES                       6,201           4,464
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
shares and 5023 and 5034 shares issued
respectively                                           5,023           5,034
Capital in excess of par value                         8,195           8,366
Retained earnings                                     35,178          30,971
                                                 ------------    ------------
Total stockholders' equity                            45,396          44,371
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $95,227         $88,771
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 26 weeks ended July 1, 1995 and July 2, 1994
(Amounts in thousands, except per share data)
(unaudited)
                                        13 wks    13 wks    26 wks    26 wks
                                         ended     ended     ended     ended
                                       09/30/95  10/01/94  09/30/95  10/01/94
                                       --------  --------  --------  --------
Net Sales                               $77,243   $89,227  $166,664  $177,199

Costs and Expenses:
Cost of Sales                            74,264    80,810   157,887   159,440
Selling and Delivery                      2,426     2,088     5,025     4,188
General and Administrative                1,799     1,495     3,406     3,420
                                        -------  --------  --------  --------
Total costs and expenses                 78,489    84,393   166,318   167,048
                                        -------  --------  --------  --------
Income From Operations                   (1,246)    4,834       346    10,151

Other Income(Expense):
Interest expense                           (442)     (279)     (735)     (566)
Income from unconsolidated
affiliates and other
income, net                               6,092       472     7,367       982
                                       --------  --------  --------  --------
Income Before Income Taxes                4,404     5,027     6,978    10,567

Provision For Income Taxes                1,492     1,555     2,471     3,657
                                       --------  --------  --------  --------
Net Income                               $2,912    $3,472     4,507     6,910
                                       ========  ========  ========  ========
Weighted Average Number Of
Common Shares Outstanding                 5,023     5,204     5,028     5,204
                                       ========  ========  ========  ========
Net Income Per Common Share                $.58    * $.67      $.90   * $1.33
                                       ========  ========  ========  ========

DIVIDENDS PER COMMON SHARE               $.0300    $.0250    $.0600    $.0500

*ADJUSTED FOR 2 FOR 1 STOCK SPLIT IN JANUARY 1995.

The accompanying notes are an inteegral part of these consolidated financial statements.



Cagle's, Inc & Subsidary
Consolidated Statements of Cash Flows
For the 26 weeks ended September 30, 1995 and October 1, 1994
(In Thousands)
(unaudited)
                                                   Sept 1, 1995    Oct 2, 1994
                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                              $4,508          $6,910

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            2,327           2,198
(gain)loss on disposal of property, plant and
equipment                                               (4,587)            (35)
Changes in investment in and receivables from
unconsolidated affiliates                               (1,055)            100
Increase/Non Current Defferred Taxes                     1,737               0

Changes in assets and liabilities:
Accounts receivables, net                                  924            (590)
Inventories                                              2,743          (1,082)
Other current assets                                    (2,054)            207
Accounts payable                                        (2,201)          1,120
Accrued expenses                                          (223)            914
Income taxes payable                                      (967)            450
Deferred income taxes                                     (828)              0
                                                        -------         -------
Total Adjustments                                       (4,184)          3,282
                                                        -------         -------
Net cash provided by operating activities                  324          10,192
                                                        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment             (9,925)         (6,686)
(Increase)decrease in other assets                        (410)         (2,495)
Proceeds from the sale of property, plant, and equip.    6,473              79
                                                        -------         -------
Net cash used in investing activities                   (3,862)         (9,102)
                                                        -------         -------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                       (1,087)           (618)
Repurchase Common Stock                                   (182)              0
Proceeds from issuance of long-term debt                 6,000           5,000
Dividends Paid                                            (302)           (260)
                                                        -------         -------
Net cash provided by (used in)financing activities       4,429           4,122
                                                        -------         -------
NET INCREASE(DECREASE) IN CASH                             891           5,212
CASH AT BEGINNING OF PERIOD                                462             875
                                                        -------         -------
CASH AT END OF PERIOD                                   $1,353          $6,087
                                                        =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                  $735            $605
                                                        =======         =======
Income Taxes paid                                       $2,509          $3,207
                                                        =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. and Subsidiary
Notes to Consolidated Condensed Financial Statements
September 30, 1995
(Unaudited)


1. In the opinion of Management the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature, necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the"Company") as of September
30, 1995 and April 1, 1995 and the results of their operations and their cash flows for the 13 weeks and 26 weeks respectively, ended September 30, 1995 and October 1, 1994.

2. The results of operations for the 13 weeks and 26 weeks ended September 30, 1995, and October 1, 1994 are not necessarily indicative of the results expected for the full year.

3.  Inventories consisted of the following (in thousands)

                                           Sept. 30, 1995      April 1, 1995
                                           --------------      -------------
        Finished Products                          5,218              7,813
        Field Inventory and Breeders              12,471             13,742
        Feed, Eggs, and Medication                 3,177              2,243
        Supplies                                   1,673              1,484
                                            -------------      -------------
                                                  22,539             25,282

4. The weighted average numbers of shares outstanding, cash dividends per common share and the net income per common share have been restated to reflect the 2 for 1 stock split to stockholders of record in January 1995.

5. On June 24, 1995 the Company's plant in Pine Mountain Valley, Georgia was destroyed by fire. The Company is rebuilding on the site and expects to be back in production in November of 1995. $7.4 has been advanced by insurance carriers as a partial advance on the property loss and this amount has been applied against the book value of the property lost in the fire and the difference reported as a gain within other income in the accompanying statement of income.

Business interruption and extra expense coverage is also in place to cover the on going cost and lost earnings associated with the fire and the extra cost incurred to mitigate the loss at September 30, 1995. The Company has accrued for the $2.3 million reimbursement of profits lost and additional costs incurred due to the fire that it is reasonably assured of collecting to this point i.e. amounts agreed to by the insurance company. These proceeds have been recognized in the accompanying statement of income as a reduction of costs incurred due to the fire. These amounts will continue to be accrued until final settlement of the claim. Subsequent to September 30, 1995 $2.65 Million was received from the insurance carrier on the Business Interruption Claim.

Cagle's, Inc. and Subsidiary
Management's Discussion and Analysis of Financial
Condition and Results of Operations
September 30, 1995


Financial Condition:
	The Company has maintained a strong financial position despite the burden of rebuilding from the fire that destroyed the Pine Mountain Valley plant in June of this year and the effect that it has had upon operations.
As of the end of September, the Company had received a total of $7.4 Million in advances from insurance coverage on the property. These funds along with borrowings from existing lines of credit are being used to rebuild the plant and continue operations. The new plant when complete will cost in excess of $20 Million and is expected to be in operation in November 1995. At September 30, 1995, the Company accrued for the receipt of $2.3 Million from its Business Interruption Coverage. On October 17, 1995, $2.65 Million was received from the insurance company as a partial payment of expected benefits. Both the property and Business Interruption Claims are in the process of being filed and will be reflected in the financial position as received. While the fire loss has stressed earnings, the Company is confident that the combination of insurance proceeds and existing lines of credit will be sufficient to bring the new facility on line as planned.

Working capital has increased by $3.5 Million while earnings have declined and long term debt has been increased to fund construction.

As of September 30, 1995, $14 Million was available under the Company' revolving credit facility and no advances had been made from the $40 Million facility in place for the new Kentucky project. The Company expects to utilize a portion of the $40 Million facility to supplement the insurance proceeds for construction of the Pine Mountain facility in as much as the Kentucky Project is delayed indefinitely due to the fire.

Results of Operations

	Sales for the 13 and 26 weeks declined by 13.4% and 5.9% respectively as compared to the same periods of a year ago. This decline is primarily due to the absence of sales from the Pine Mountain Valley plant. While the field inventory that was committed to this plant was liquidated, in most instances the birds were sold as live birds or in a form which represented lower value than if it had been put into its normal market profile. Once the field inventory had cleared in early August these sales were lost.

Gross margins declined by 5.6% and 4.75% respectively for the 13 and 26 week periods as compared to the same period of a year ago. Again this is primarily due to the impact of the fire. While $2.3M of business interruption proceeds have been recognized as a reduction in cost of sales the company believes this to be a conservative estimate of the proceeds to be received for lost profits and costs caused by the fire to date. However the final settlement amount will not be known for several months.

Also contributing to the reduced margin, was the fact that feed cost for the 13 and 26 weeks averaged 7.06% and .4% higher respectively as compared to the same period of a year ago and markets were 3.6% higher for the 13 weeks as compared to a year ago but averaged 3.2% lower for the 6 month period.

Selling, Delivery and General and Administration Expense

	Selling, delivery and general and administration expenses for the 13 weeks and 6 month period were 17.9% and 10.8% higher as compared to year ago levels with storage and brokerage expenses contributing to the increase along with some increases in personnel and expenses.

Interest Expenses:

	Interest expense increased by 58.4% and 29.9% respectively for the 13 weeks and 6 months as compare to year ago levels and is the result of increased borrowing against the company lines of credit.

Income Taxes

	The provision for income taxes for the 13 weeks and 6 month periods as well reflects taxes computed at statutory rates adjusted for any credits that may be available.

Part II    Other Information

	Item 9 	Exhibits and Reports on Form 8-K

		a.  Not applicable

		b. No reports on Form 8-K were filed during this quarter. A report on Form 8-K was filed in April 1995 to disclose the Company's new unsecured revolving credit facility.

Signature:

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:    November 8, 1995                 /s/  J. Douglas Cagle
                                          Chairman and Chief Executive Officer


DATE:    November 8, 1995                 /s/  Kenneth R. Barkley
                                          Senior Vice President
                                          Finance/Treasurer/CFO