Form 10-Q
period 1995-12-30
CAGLES INC
filed 1996-02-08
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  Form 10-Q

(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Security
         Exchange Act of 1934
         For the Quarterly period ended December 30, 1995

	or

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

                         Yes___X___         No________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                 Class                          Outstanding December 30, 1995
   -------------------------------------     ---------------------------------
   Class A Common Stock, $1.00 Par Value	         	     5,006,282

PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. And Subsidary
Consolidated Balance Sheets
December 30, 1995 and April 1, 1995
(In Thousands, Except Par Value)
(Unaudited)
                                                   12/30/95       04/01/95
                                                 ------------   -------------
Assets
-----------------------------------------
CURRENT ASSETS
Cash                                                 $     0           $462
Accounts receivable, net of allowance for
doubtful accounts of $480 and $141 at
Dec. 30, 1995 and April 1, 1995,
respectively                                          13,898          15,013
Inventories                                           28,542          25,282
Other current assets                                  10,233           1,538
                                                 ------------    ------------
Total current assets                                  52,673          42,295
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                             14,008          11,697

OTHER ASSETS                                             959             550

PROPERTY, PLANT, AND EQUIPMENT                        90,608          66,897
Less accumulated depreciation                        (30,766)        (32,668)
                                                 ------------    ------------
Property, plant, and equipment, net                   59,842          34,229
                                                 ------------    ------------
TOTAL ASSETS                                        $127,482         $88,771
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
-----------------------------------------
CURRENT LIABILITIES
Current Maturities                                   $ 1,568         $ 1,572
Accounts payable                                      12,346          13,550
Accrued expenses                                       6,977           7,900
Current income taxes payable                               0             967
Current deferred income taxes                           (200)            714
                                                 ------------    ------------
Total Current Liabilities                             20,691          24,703
                                                 ------------    ------------
LONG TERM DEBT (net of current maturities)            48,838          15,233
NONCURRENT DEFERRED INCOME TAXES                       7,545           4,464
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
shares and 5006 and 5034 shares issued
respectively                                           5,006           5,034
Capital in excess of par value                         7,946           8,366
Retained earnings                                     37,456          30,971
                                                 ------------    ------------
Total stockholders' equity                            50,408          44,371
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $127,482         $88,771
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 13 and 39 weeks ended December 30, 1995 and December 31, 1994
(Amounts in thousands, except per share data)
(unaudited)
                                        13 wks    13 wks    39 wks    39 wks
                                         ended     ended     ended     ended
                                       12/30/95  12/31/94  12/30/95  12/31/94
                                       --------  --------  --------  --------
Net Sales                               $64,439   $83,640  $231,103  $260,839

Costs and Expenses:
Cost of Sales                            61,295    74,997   219,182   234,437
Selling and Delivery                      2,100     2,232     7,125     6,420
General and Administrative                1,404     1,453     4,810     4,873
                                        -------  --------  --------  --------
Total costs and expenses                 64,799    78,682   231,117   245,730
                                        -------  --------  --------  --------
Income (loss) From Operations              (360)    4,958       (14)   15,109

Other Income(Expense):
Interest expense                           (714)     (261)   (1,449)     (827)
Income from unconsolidated
affiliates and other
income, net                               5,020       521    12,387     1,503
                                       --------  --------  --------  --------
Income Before Income Taxes                3,946     5,218    10,924    15,785

Provision For Income Taxes                1,517     1,617     3,988     5,274
                                       --------  --------  --------  --------
Net Income                               $2,429    $3,601     6,936    10,511
                                       ========  ========  ========  ========
Weighted Average Number Of
Common Shares Outstanding                 5,009     5,159     5,021     5,182
                                       ========  ========  ========  ========
Net Income Per Common Share                $.48      $.70     $1.38     $2.03
                                       ========  ========  ========  ========

DIVIDENDS PER COMMON SHARE               $.0300    $.0250    $.0900    $.0750


The accompanying notes are an inteegral part of these consolidated financial statements.



Cagle's, Inc & Subsidary
Consolidated Statements of Cash Flows
For the 39 weeks ended December 30, 1995 and December 31, 1994
(In Thousands)
(unaudited)
                                                   Dec 30, 1995    Dec 31, 1994
                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                              $6,936         $10,511

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            4,083           3,362
(gain)loss on disposal of property, plant and
equipment                                               (8,379)            (38)
Changes in investment in and receivables from
unconsolidated affiliates                               (2,311)           (222)
Increase/Non Current Defferred Taxes                     3,081               0

Changes in assets and liabilities:
Accounts receivables, net                                1,115           1,189
Inventories                                             (3,260)         (2,141)
Other current assets                                    (8,695)            440
Accounts payable                                        (1,204)            299
Accrued expenses                                          (923)            223
Income taxes payable                                      (967)              0
Deferred income taxes                                     (914)            440
                                                        -------         -------
Total Adjustments                                      (18,374)          3,552
                                                        -------         -------
Net cash provided (used) by operating activities        (11,438)         14,063
                                                        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment            (31,437)        (10,545)
(Increase)decrease in other assets                        (420)           (604)
Proceeds from the sale of property, plant, and equip.   10,137              80
Investments in unconsolidated affilates                      0          (3,023)
                                                        -------         -------
Net cash used in investing activities                  (21,720)        (14,092)
                                                        -------         -------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                       (1,404)           (926)
Repurchase Common Stock                                   (448)         (2,260)
Proceeds from issuance of long-term debt                35,000           5,000
Dividends Paid                                            (452)           (390)
                                                        -------         -------
Net cash provided by (used in)financing activities      32,696           1,424
                                                        -------         -------
NET INCREASE(DECREASE) IN CASH                            (462)          1,395
CASH AT BEGINNING OF PERIOD                                462             875
                                                        -------         -------
CASH AT END OF PERIOD                                   $    0          $2,270
                                                        =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                $1,449             $831
                                                        =======         =======
Income Taxes paid                                       $2,769           $4,721
                                                        =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. and Subsidiary
Notes to Consolidated Condensed Financial Statements
December 30, 1995
(Unaudited)


1. In the opinion of Management the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature, necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the"Company") as of December
30, 1995 and April 1, 1995 and the results of their operations and their cash flows for the 13 weeks and 39 weeks respectively, ended December 30, 1995 and December 31, 1994.

2. The results of operations for the 13 weeks and 39 weeks ended December 30, 1995, and December 31, 1994 are not necessarily indicative of the results expected for the full year.

3.  Inventories consisted of the following (in thousands)

                                           Dec. 30, 1995      April 1, 1995
                                           --------------      -------------
        Finished Products                          8,298              7,813
        Field Inventory and Breeders              15,411             13,742
        Feed, Eggs, and Medication                 3,071              2,243
        Supplies                                   1,762              1,484
                                            -------------      -------------
                                                  28,542             25,282

4. On June 24, 1995 the Company's plant in Pine Mountain Valley, Georgia was destroyed by fire. The Company has rebuilt the plant on the site and started processing on November 20, 1995 on a limited scale. Pre-fire volume is expected in mid to late January.

As of December 30, 1995 the Company has received $7.4 million in advances from the insurance company against the property and inventory loss and $2.6 million as an advance toward Business Interruption/Extra expense losses.
In addition, the Company has accrued $7.6 million toward the balance of the property claim and inventory loss and Business Interruption loss. This amount was received subsequent to the end of the period. The Company has reflected the business interruption element of these amounts as a reduction of cost of sales. The excess of property proceeds from insurance over the book value of property destroyed by the fire has been recorded within other income.

The Company expects to receive additional amounts under the Business Interruption/Extra Expense coverage for additional costs being incurred during the period until the plant reaches pre-fire efficiency. However, these amounts are subject to negotiation in final settlement and are indeterminable as of this time.

5. The Company's year to date earnings reflect a provision for income taxes at an effective rate of 36.5% which anticipates utilization of available state tax credits to which the Company is entitled.

Cagle's, Inc. and Subsidiary
Management's Discussion and Analysis of Financial
Condition and Results of Operations
December 30, 1995


Financial Condition:

 The Company's financial condition as of December 30, 1995 remains strong despite large drawdowns on debt facilities. This additional debt is the result of borrowings to rebuild the processing plant lost in the June 24th fire. The Company rebuilt the plant on an extremly accelerated schedule, consequently the Capital Spending outpaced insurance recoveries requiring drawdowns from existing lines of credit. In addition, escalating grain prices have increased field inventory values requiring more borrowing for working capital.

As of December 30, 1995 the Company had $19 million borrowed against its $20 million operating line and $16 million drawn against a $40 million stand-by line that was diverted from the planned Kentucky project. It is expected that insurance proceeds will be utilized to reduce the debt resulting from the fire loss and permanent financing put in place for a portion of the construction cost.

Results of Operations:

	Sales for the 13 and 39 weeks declined by 23% and 11.4% respectively as compared to the same periods of a year ago, despite market prices that averaged 12.2% and .5% higher for the 13 week and 39 week respectively over the same period of a year ago. The reduction in sales is primarily the result of 28.7% and 16.9% less processed lbs. respectively for the quarter and 9 months as compared to the same periods of a year ago. This is directly attributable to the loss of production from the plant lost in the fire.

Gross margins were 5.4% and 4.9% lower respectively for the 13 weeks and 39 weeks as compared to the same period of a year ago and is attributable to extra cost and inefficiencies due to the fire loss which have not been resolved with the insurance coverage and escalating feed cost which averaged 27.3% and 8.3% higher for the 13 weeks and 39 weeks respectively compared to the same period of a year ago. In addition, the Company has experienced some inefficiencies associated with converting the Macon, Georgia Plant to a consumer packaged IQF (Individually Quick Frozen) plant from a straight deboning plant.

Selling, Delivery and General and Administration Expense:

 As a group these expenses have remained relatively unchanged for both the 13 week and 39 week periods when compared to prior year levels.

Interest Expenses:

	Interest expense increased by 173.6% and 75.2% respectively for the quarter and 9 months as compared to the same period of a year ago is directly attributable to the heavier debt load carried during the periods.

Income Taxes:

	The provision for income taxes as reported reflects the Company's expected tax liability adjusted for credits that the Company is eligible to receive, mainly state tax credits.

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


DATE:    February 8, 1996                 /s/  J. Douglas Cagle
                                          Chairman and Chief Executive Officer


DATE:    February 8, 1996                 /s/  Kenneth R. Barkley
                                          Senior Vice President
                                          Finance/Treasurer/CFO