Form 10-K
period 1996-03-30
CAGLES INC
filed 1996-06-14
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-K

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended______MARCH 30, 1996___________________________or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from _______________ to _________________

COMMISSION FILE NUMBER:____1-7138_________________________________________
________________________________CAGLE'S, INC._____________________________
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

___________GEORGIA_____________________________________58-0625713_________
     (STATE OF INCORPORATION)               I.R.S EMPLOYER IDENTIFICATION NO.

_______2000 HILLS AVE., NW, ATLANTA, GA.______________________30318_______
     (address of principal executive offices)               (zip code)

Registrant's telephone number, including area code: ___(404) 355-2820_____

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
       Title of each class             Name of exchange on which registered

____CLASS A COMMON STOCK___________________AMERICAN STOCK EXCHANGE________

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
________________none______________________________________________________

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT
TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.       _X_ YES    ___ NO

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.) __$30,573,618_(based_on_15.375_per_share_closing_price_on_May_21,_1996)___

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS.)
__Class_A_Common_Stock_at_$1.00_par_value______________________________________
__5,006,282_shares_at_$1.00_par_value__________________________________________



DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933. (THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR IDENTIFICATION PURPOSES.)
  Parts of the following documents are incorporated by reference in Parts II, III, and IV of this Form 10-K report; 1) registrant's annual report to shareholders for fiscal year ended March 30, 1996 - Items 5, 6, 7, 8, and 14.
  2) Proxy statements for registrant's 1996 annual meeting of shareholders-Items 10, 11, 12, and 13.

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

The Company currently processes approximately 2,100,000 birds per week in its three processing plants, including two plants which operate with two full shifts. Of the Company's total production, approximately 1,150,000 head per week are deboned. In March 1993, the Company placed one of its processing plants into a joint venture with a major customer, reducing the total company volume by 365,000 birds per week at that time.

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

Employees and Labor Relations

The Company employs approximately 3,500 persons of whom approximately 53% are covered by collective bargaining agreements which expire at various dates over the next three years. The Company believes its relationship with the bargaining groups and other employees is good.

Seasonal Variations in Business

The seasonal demand for the Company's products is highest during the late spring and summer months and is normally lowest during the winter months.

Customers

Equity Foods ("Equity") accounted for approximately 22% of the Company's sales for the year ended March 30, 1996. The Company has an agreement with Equity to supply chicken under a cost-plus arrangement, and approximately 24% of the Company's production is committed to Equity. Under the arrangement, production in excess of Equity's demands and by-products are sold to other customers and are credited against the cost-plus arrangement. The Company generally receives full margin on processed pounds regardless of the final customer.

Backlog

The Company had no material backlog of orders existing as of March 30, 1996.

Competition

The Company is a leading regional integrated poultry processor, ranking ninth nationally in pounds produced. The Company's products compete in the marketplace with comparable products of approximately ten national and regional producers in the areas of quality, service, and price. The Company believes its flexibility and accessibility are positive factors enhancing the Company's competitive position.

Regulation

The Company's facilities and operations are subject to regulation by various federal and state agencies, including, but not limited to, the federal Food and Drug Administration ("FDA"), the United States Department of Agriculture ("USDA"), the Environmental Protection Agency, the Occupational Safety and Health Administration, and the corresponding state agencies. The Company's processing plants are subject to continuous on-site inspection by the USDA, and the FDA inspects the production of the Company's feed mill.
Management believes that the Company is in substantial compliance with applicable laws and regulations relating to the operation of its facilities. Subsequent to March 30, 1996 the Company was cited by OSHA for several violations at its Macon, Georgia plant and assessed a fine of $88,000. The Company has paid the fine in full settlement of the citation.


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

Feed Mills

The Company owns one feed mill with a production capacity of approximately 520,000 tons per year. The mill is located in Dalton, Georgia. An additional feed mill in Camilla, Georgia, was completed in 1993 and contributed to Cagle's Foods in March 1993. A new feed mill in Forsyth, Georgia, has the capacity to produce approximately 300,000 tons annually.

Processing

As the broilers reach the desired processing weight, they are removed from the houses and transported by company trucks to a processing plant.

The processing plants are located in Pine Mountain, Georgia; Macon, Georgia; and Collinsville, Alabama. The Macon, Georgia, plant has the capacity to process 8,400 birds per hour, and the Collinsville plant can process up to 12,600 birds per hour. The Pine Mountain plant which was destroyed by fire in June 1995 but has since been rebuilt now has the capacity to produce 10,800 per hour. The Macon, Georgia, and Collinsville, Alabama, plants operate two full shifts.

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

Freezer Storage

The Company's facilities located in Atlanta, Georgia; Collinsville, Alabama; Pine Mountain, Georgia; and Lovejoy, Georgia, have freezer storage facilities with aggregate capacity of approximately 6,800,000 pounds of frozen product. The Company utilizes outside storage services as needed to supplement its own freezer capacity.

Local Distribution

As an extension of the company sales division, two local distribution divisions are operated from separate refrigerated warehouse facilities in Atlanta, Georgia, and Birmingham, Alabama. These units have sales representatives located in Macon, Georgia, as well as Atlanta, and are designed to provide storage and delivery service for those customers in their operating areas.

Significant Unconsolidated Subsidiaries

The Company owns a 50% interest in a joint venture, which is a fully integrated poultry company located in Camilla, Georgia. This joint venture was created in March, 1993 from the contributed assets of the Company's former south Georgia and north Florida operations. The joint venture is growing and processing approximately 950,000 birds per week in a processing plant that is capable of processing up to 1,400,000 broilers per week. A new hatchery was placed into service on March 28, 1994, and a new processing plant began operations in April 1995. The Company acquired a minority interest in a poultry by-product company in November 1994. In December 1995, the Company acquired a 1/3 interest in a grower housing financing company. The company finances poultry houses for growers in the South Georgia area who are contract growers for the joint venture company.

Executive Offices

The Company's executive offices are located in a renovated two-story (22,000-square-foot) building at 2000 Hills Avenue, NW, Atlanta, Georgia. The building is owned by the Company.

Some of the Company's property, plant, and equipment are encumbered to secure long-term debt of the Company.

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

         Item 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter of fiscal 1996.



                                     PART II

               Item 5:  Market for Registrant's Common Equity
                        and Related Stockholder Matters

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended March 30, 1996 and is incorporated herein by reference.


                       Item 6:  Selected Financial Data

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended March 30, 1996 and is incorporated herein by reference.


            Item 7:  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended March 30, 1996 and is incorporated herein by reference.

             Item 8:  Financial Statements and Supplementary Data

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended March 30, 1996 and is incorporated herein by reference.

            Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.



                                    PART III

           Item 10:  Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 12, 1996 and is incorporated herein by reference.

                    Item 11:  Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 12, 1996 and is incorporated herein by reference.

     Item 12:  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 12, 1996 and is incorporated herein by reference.

           Item 13:  Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 12, 1996 and is incorporated herein by reference.



                                      PART IV

   Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

(a)1.   Financial Statements

The Company's 1996 Annual Report to Stockholders contains the consolidated balance sheets as of March 30, 1996 and April 1, 1995, the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 30, 1996, and the related report of Arthur Andersen LLP as to these financial statements. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference.
The financial statements, incorporated by reference, include the following:

	Consolidated Balance Sheets--March 30, 1996 and April 1, 1995

	Consolidated Statements of Income for the Years Ended March 30, 1996,
         April 1, 1995, and April 2, 1994

	Consolidated Statements of Stockholders' Equity for the Years Ended
         March 30, 1996, April 1, 1995, and April 2, 1994

	Consolidated Statements of Cash Flows for the Years Ended March 30,
          1996, April 1, 1995, and April 2, 1994

	Notes to Consolidated Financial Statements--March 30, 1996, April 1, 1995, and April 2, 1994

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

 /s/ G. Bland Byrne       Director

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