Form 10-Q
period 1996-06-29
CAGLES INC
filed 1996-08-08
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     Form 10-Q

( x ) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange
      Act of 1934
      For the Quarterly period ended June 29, 1996
     	or
(   ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
     	For the Transition period from _______________ to _____________________

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

                    Yes__x__             No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                     Class                        Outstanding June 29, 1996
       -------------------------------------    -----------------------------
       Class A Common Stock, $1.00 Par Value              5,006,282


PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. And Subsidiary
Consolidated Balance Sheets
June 29, 1996 and March 30, 1996
(In Thousands, Except Par Value)
(Unaudited)
                                                   06/29/96       03/30/96
                                                 ------------   -------------
Assets
- -----------------------------------------
CURRENT ASSETS
Cash                                              $      284       $     326
Accounts receivable, net of allowance for
doubtful accounts of $407 and $315 at
June 29, 1996 and March 30, 1996, respectively        15,520          18,631
Inventories                                           37,317          32,908
Insurance proceeds receivable                          9,183           9,183
Other current assets                                   3,173           2,481
                                                 ------------    ------------
Total Current Assets                                  65,477          63,529
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                             15,922          14,675

OTHER ASSETS                                           1,076           1,038

PROPERTY, PLANT, AND EQUIPMENT                        94,258          94,538
Less accumulated depreciation                        (32,690)        (31,093)
                                                 ------------    ------------
Property, plant, and equipment, net                   61,568          63,445
                                                 ------------    ------------
TOTAL ASSETS                                        $144,043        $142,687
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
- -----------------------------------------
CURRENT LIABILITIES
Current Maturities of Long Term Debt                 $ 1,570         $ 1,570
Accounts payable                                      15,277          13,489
Accrued expenses                                       7,348           7,776
Current income taxes payable                               0             184
                                                 ------------    ------------
Total Current Liabilities                             24,195          23,019
                                                 ------------    ------------
LONG TERM DEBT (net of current maturities)            60,398          58,508
NONCURRENT DEFERRED INCOME TAXES                       9,139           9,139
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
shares and 5006 and 5006 shares issued
and outstanding respectively                           5,006           5,006
Capital in excess of par value                         7,946           7,946
Retained earnings                                     37,359          39,069
                                                 ------------    ------------
Total Stockholders' Equity                            50,311          52,021
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $144,043        $142,687
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.



Cagle's, Inc., & Subsidiary
Consolidated Statements of Operations
For the 13 weeks ended June 29, 1996 and July 1, 1995
(Amounts in thousands, except per share data)
(unaudited)
                                        13 wks    13 wks
                                         ended     ended
                                       06/29/96  07/01/95
                                       --------  --------
Net Sales                               $83,814   $89,421

Costs and Expenses:
Cost of Sales                            83,070    83,623
Selling and Delivery                      2,469     2,599
General and Administrative                1,551     1,607
                                        -------  --------
Total costs and expenses                 87,090    87,829
                                        -------  --------
Income (Loss) From Operations            (3,276)    1,592

Other Income (Expense):
Interest expense                           (996)     (293)
Other Income, net                         1,782     1,275
                                       --------  --------
Income (Loss) Before Income Taxes        (2,490)    2,574

Provision For Income Taxes                  930      (978)
                                       --------  --------
Net Income (Loss)                       $(1,560)   $1,596
                                       ========  ========
Weighted Average Number Of
Common Shares Outstanding                 5,006     5,034
                                       ========  ========
Net Income (Loss) Per Common Share      $  (.31)  $   .32
                                       ========  ========

DIVIDENDS PER COMMON SHARE               $.0300    $.0300

The accompanying notes are an integral part of these consolidated financial statements.



Cagle's, Inc & Subsidiary
Consolidated Statements of Cash Flows
For the 13 weeks ended June 29, 1996 and July 1, 1995
(In Thousands)
(unaudited)
                                                   June 29,1996    July 1,1995
                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                     $ (1,560)      $   1,596

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            1,992           1,100
(gain)loss on disposal of property, plant and
equipment                                                   26               0
Changes in investment in and receivables from
unconsolidated affiliates                               (1,247)           (265)

Changes in assets and liabilities:
Accounts receivable, net                                 3,111           1,432
Inventories                                             (4,409)         (1,546)
Other current assets                                      (692)            259
Accounts payable                                         1,788          (2,081)
Accrued expenses                                          (428)             46
Income taxes payable                                      (184)            453
                                                        -------         -------
Total Adjustments                                          (43)           (602)
                                                        -------         -------
Net cash provided (Used) by operating activities        (1,603)            994
                                                        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment               (225)         (1,882)
(Increase)decrease in other assets                         (47)           (305)
Proceeds from the sale of property, plant, and equip.       94               0
                                                        -------         -------
Net cash used in investing activities                     (178)         (2,187)
                                                        -------         -------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                         (610)           (773)
Proceeds from issuance of long-term debt                 2,500           3,000
Dividends Paid                                            (151)           (151)
                                                        -------         -------
Net cash provided by (used in) financing activities      1,739           2,076
                                                        -------         -------
NET INCREASE(DECREASE) IN CASH                             (42)            883
CASH AT BEGINNING OF PERIOD                                326             462
                                                        -------         -------
CASH AT END OF PERIOD                                   $  284          $1,345
                                                        =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                $1,204          $  311
                                                        =======         =======
Income Taxes paid                                       $    0          $  505
                                                        =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. and Subsidiary
Notes to Consolidated Condensed Financial Statements
June 29, 1996
(Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature, necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary(the "Company") as of June 29, 1996 and March 30, 1996 and the results of their operations and their cash flows for the 13 weeks ended June 29, 1996 and July 1, 1995.

2. The results of operations for the 13 weeks ended June 29, 1996 and July 1, 1995 are not necessarily indicative of the results expected for the full year.

3.  Inventories consisted of the following (in thousands):

                                        June 29, 1996      March 30, 1996

        Finished Product                       13,168              10,640
        Field Inventory and Brokers            19,225              17,630
        Feed Eggs and Medication                3,233               3,000
        Supplies                                1,691               1,638
                                       ---------------    ----------------
                                               37,317              32,908
                                       ===============    ================

 4.  Use of Estimates
       	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5. Investments in and Receivables from the unconsolidated affiliates. The Company accounts for its investments in three unconsolidated affiliates using the equity method. The Company's share of earnings and management fees was $1,771,000 and $1,245,000 for the respective periods ended June 29, 1996 and July 1, 1995.

6.  Pine Mountain Valley Fire
       	On June 24, 1995, the Company's plant in Pine Mountain Valley, Georgia was destroyed by fire. The Company has rebuilt the plant on site. As of June 29, 1996 has accrued an Insurance Claim Receivable of $9,183,000 which represents amounts management expects to receive for Business Interruption Costs and extra expense for expediting the rebuilding of the facilities. These claims are in the adjusting process.

Managements Discussion and Analysis of Financial
Condition and Results of Operations
June 29, 1996


Financial Condition:
    	   The Company's total debt increased during the quarter as additional borrowing was required to meet increased inventory levels. Record high grain prices which increased cost of field inventories and higher than normal product inventories due to higher value products and build up due to unpredictable shipping schedules for export product contributed to this increase. Slower than anticipated settlement of insurance claims resulting from the fire loss of a year ago has also been a factor in the high debt level. Working capital increased by $772,000 during the quarter and current ratio continues to be strong at 2.71:1.0. The Company expects to close a new financing package subsequent to the end of the quarter which will provide term financing for the rebuilt plant in Pine Mountain Valley and a $35 Million revolving credit facility.

Results of Operations:
       Sales for the 13 weeks ended June 29, 1996 decreased by 6.27% as compared to the same period of a year ago and is the results of reduced purchases of outside product for further processing and resale, as internal production was diverted for this purpose from the Macon, Georgia plant, and a build up of inventory for shipments which were not made by the end of the period.

       	Gross margins decreased from 6.5% for the same quarter last year to .89% this year. The reduced margin is attributed to feed cost which averaged
42.58% higher than year ago levels and production in efficiencies in both live production and in the processing plants which had adverse impact on margins. The GA Dock quoted market price for broilers increased $.074 per lb. or 14.2% and helped offset some of the high cost of those products which are priced basis the GA Dock market. However, the Company's predominant market is for deboned product and those prices have not risen as significantly.

Selling, Delivery and General and Administrative Expenses:
       Selling, delivery and general and administrative expenses for the quarter declined by 4.4% for the period ended June 29, 1996 as compared to the same period of a year ago and results primarily from reduction in scale of some of the local distribution operations and direct sales related expenses.

Interest Expense
       Interest expense for the quarter ended June 29, 1996 increased by 239.9% as compared to the same period of a year ago and results from the significantly higher debt level that the Company currently carries.

Other Income
       Other income increased by 39.8% when compared to the same period of a year ago. Other income includes management fees and the Company's share of earnings from its three unconsolidated affiliates of $1.771 Million and $1.245 Million respectively for the periods ended June 29, 1996 and July 1, 1995.

Income Taxes
       The provision for income taxes reflects a credit at statutory rates for the loss currently reported.

Part II  Other Information

	Item 9.  Exhibits and reports on Form 8-K
                  a.  Not applicable
                  b.  No reports on form 8-K were filed during the quarter



Signatures:

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned thereunto duly authorized.



Date                                             /s/ J. Douglas Cagle
          August 12, 1996                            J. Douglas Cagle


Date                                            /s/ Kenneth R. Barkley
          August 12, 1996                           Kenneth R. Barkley