Form 10-Q
period 1996-09-28
CAGLES INC
filed 1996-11-08
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended September 28, 1996

                                   or

(  )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Transition period from _______ to ________

                          Commission File Number 1-7138

                                 CAGLE'S, INC.

         GEORGIA                               58-0625713
(State or other Jurisdiction of        (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                2000 Hills Avenue, N. W. Atlanta, Georgia  30318

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

                      Yes  __x__              No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

          Class                              Outstanding September 28, 1996
-------------------------------------        ------------------------------
Class A Common Stock, $1.00 Par Value                  5,006,282


PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. And Subsidary
Consolidated Balance Sheets
September 30, 1995 and October 1, 1994
(In Thousands, Except Par Value)
(Unaudited)
                                                   09/28/96       03/30/96
                                                 ------------   -------------
Assets
-----------------------------------------
CURRENT ASSETS
Cash                                                  $  212          $  326
Accounts receivable, net of allowance for
doubtful accounts of $446 and $315 at
Sept. 28, 1996 and March 30, 1996,
respectively                                          20,019          18,631
Inventories                                           38,383          32,908
Insurance Proceeds Receivable                          5,982           9,183
Other current assets                                   1,196           2,481
                                                 ------------    ------------
Total current assets                                  65,792          63,529
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                             17,169          14,675
OTHER ASSETS                                           1,039           1,038
PROPERTY, PLANT, AND EQUIPMENT                        95,286          94,538
Less accumulated depreciation                        (34,024)        (31,093)
                                                 ------------    ------------
Property, plant, and equipment, net                   61,262          63,445
                                                 ------------    ------------
TOTAL ASSETS                                        $145,262        $142,687
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
-----------------------------------------
CURRENT LIABILITIES
Current Maturities                                $    2,959      $    1,570
Accounts payable                                      19,387          13,489
Accrued expenses                                       7,497           7,776
Current income taxes payable                               0             184
Current deferred income taxes                              0               0
                                                 ------------    ------------
Total Current Liabilities                             29,843          23,019
                                                 ------------    ------------
LONG TERM DEBT (net of current maturities)            58,196          58,508
NONCURRENT DEFERRED INCOME TAXES                       7,701           9,139
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
shares and 5006 and 5006 shares issued
respectively                                           5,006           5,006
Capital in excess of par value                         7,946           7,946
Retained earnings                                     36,570          39,069
                                                 ------------    ------------
Total stockholders' equity                            49,522          52,021
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 145,262       $ 142,687
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 13 and 26 weeks ended Sept. 28, 1996 and Sept. 30, 1995
(Amounts in thousands, except per share data)
(unaudited)
                                        13 wks    13 wks    26 wks    26 wks
                                         ended     ended     ended     ended
                                       09/28/96   9/30/95  09/28/96   9/30/95
                                       --------  --------  --------  --------
Net Sales                               $92,021   $77,243  $175,835  $166,664

Costs and Expenses:
Cost of Sales                            88,856    74,264   171,926   157,887
Selling and Delivery                      2,768     2,426     5,237     5,025
General and Administrative                1,785     1,799     3,336     3,406
                                        -------  --------  --------  --------
Total costs and expenses                 93,409    78,489   180,499   166,318
                                        -------  --------  --------  --------
Income From Operations                   (1,388)   (1,246)   (4,664)      346

Other Income(Expense):
Interest expense                         (1,484)     (442)   (2,480)     (735)
Income from unconsolidated
affiliates and other
income, net                               1,815     6,092     3,597     7,367
                                       --------  --------  --------  --------
Income Before Income Taxes               (1,057)    4,404    (3,547)    6,978

Provision For Income Taxes                  418    (1,492)    1,348    (2,471)
                                       --------  --------  --------  --------
Net Income                               $ (639)   $2,912    (2,199)    4,507
                                       ========  ========  ========  ========
Weighted Average Number Of
Common Shares Outstanding                 5,006     5,023     5,006     5,028
                                       ========  ========  ========  ========
Net (Loss) Income Per Common Share     $  (0.13) $   0.58  $  (0.44) $   .090
Dividends Per Common Share                  .03       .03       .06       .06
                                       ========  ========  ========  ========

The accompanying notes are an inteegral part of these consolidated financial statements.


Cagle's, Inc & Subsidary
Consolidated Statements of Cash Flows
For the 26 weeks ended September 28, 1996 and September 30, 1995
(In Thousands)
(unaudited)
                                                  Sept 28, 1996   Sept 30, 1995
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                         $    (2,199)    $     4,508

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            3,796           2,327
(gain)loss on disposal of property, plant and
equipment                                                   18          (4,587)
Changes in investment in and receivables from
unconsolidated affiliates                               (2,494)         (1,055)

Changes in assets and liabilities:
Accounts receivables, net                               (1,388)            924
Inventories                                             (5,475)          2,743
Insurance Proceeds Receivable                            3,201               0
Other current assets                                     1,285          (2,054)
Accounts payable                                         5,898          (2,201)
Accrued expenses                                          (279)           (223)
Income taxes payable                                      (184)           (967)
Deferred income taxes                                   (1,438)            909
                                                        -------         -------
Total Adjustments                                        2,940          (4,184)
                                                        -------         -------
Net cash provided by operating activities                  741             324
                                                        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment             (1,738)         (9,925)
(Increase)decrease in other assets                        (  1)           (410)
Proceeds from the sale of property, plant, and equip.      107           6,473
                                                        -------         -------
Net cash used in investing activities                   (1,632)         (3,862)
                                                        -------         -------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                         (923)         (1,087)
Repurchase Common Stock                                      0           6,000
Proceeds from issuance of long-term debt                 2,000            (182)
Dividends Paid                                            (300)           (302)
                                                        -------         -------
Net cash provided by (used in)financing activities         777           4,429
                                                        -------         -------
NET INCREASE(DECREASE) IN CASH                            (114)            891
CASH AT BEGINNING OF PERIOD                                326             462
                                                        -------         -------
CASH AT END OF PERIOD                                   $  212          $1,353
                                                        =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                $2,025            $735
                                                        =======         =======
Income Taxes paid                                       $    0          $2,509
                                                        =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
September 28, 1996
(Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements contains all adjustments which are of a normal and recurring nature, necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of September 28, 1996 and March 30, 1996 and the results of their operations and their cash flows for the 13 weeks and 26 weeks ended September 28, 1996 and September 30, 1995.

2. The results of operations for the 13 weeks and 26 weeks ended September 28, 1996 and September 30, 1995 are not necessarily indicative of the results expected for the full year.

3. Inventories Consisted of the following (in Thousands):

                                     Sept. 28, 1996         March 30, 1996

Finished Product                            $14,217                $10,640
Field Inventory and Breeders                 18,651                 17,630
Feed, Eggs and Medication                     3,780                  3,000
Supplies                                      1,735                  1,638
                                       ------------         --------------
                                            $38,383               $32,908

4. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

5.  Investments in and Receivables from Unconsolidated affiliates.

The Company accounts for its investments in three unconsolidated affiliates using the equity method. The Company's share of earnings and management fees was $1,776,000 and $1,165,000 and $3,547,000 and $2,410,000 respectively for the 13 weeks and 26 weeks ended September 28, 1996 and September 30, 1995.

6.  Insurance Proceeds Receivable

As of September 28, 1996, the Company has accrued $5,982,000 for the receipt of insurance proceeds related to the fire at the Company's Pine Mountain Valley plant on June 24, 1995. During the six months ended September 28, 1996, the Compnay received $3,200,000 from its insurance carrier relating to business interruption costs and lost profits due to the fire.

<Management's Discussion and Analysis of Financial
Condition and Results of Operations.
September 28, 1996


Financial Condition

   While remaining high the Company's debt stabilized during the quarter while at the same time the Company replaced an existing construction term loan with a new $25M term loan to finance the new processing plant at Pine Mountain Valley and the Revolving Credit facility was increased to $35,000,000 to provide liquidity in light of the record high grain prices experienced during the summer. As of September 28, 1996, $22M was advanced against the revolver.
High borrowing levels were necessary to finance higher working capital levels required by high cost of feed grains.

Results of Operations

   Sales for the 13 weeks and 26 weeks ended September 28, 1996 increased 19.1% and 5.5% respectively as compared to the same periods of a year ago. This increase is due mainly to the Pine Mountain facility operating at full one shift capacity this quarter. It was out of production for the entire second quarter of a year ago due to a fire.

   Gross margins declined by .42% and 3.05% for the quarter and 6 months respectively and this is due primarily to record high grain cost during the quarter and 6 months periods. Feed averaged 40.3% higher for the quarter ended September 28, 1996 than for the same period a year ago and 40.7% higher for the 6 month period ended September 28, 1996 than for the same period of a year ago. This increase was somewhat offset by higher market prices with whole bird markets averaging 11.8% higher for the quarter than a year ago and 13.7% higher for the six month period as compared to a year ago. The prices for deboned product have not risen as significantly. Consequently the Company did not benefit to the full extent of the increase in the above mentioned market prices.

Selling, Delivery and General and Administrative Expenses

   This category of expense increased by 7.8% and is the result of increased storage cost due to increased frozen product production for domestic and export sales which due to shipping schedule requires higher inventory levels.

Interest Expense

   Interest expense increased by 235.7% and 237.4% for the quarter and six month period respectively ended September 28, 1996 as compared to the same periods of last year and is attributable to the elevated debt levels caused by re-building the Pine Mountain Plant and higher working capital needs, due to increased inventory levels.

Other Income

   Other income declined by $4.3 million for the quarter and $3.8 for the six months due to the inclusion of a gain from insurance recovery as a result of the fire at the Company's Pine Mountain plant. Other income includes management fees and income from unconsolidated affiliates.

Income Taxes

   The benefit provision for income taxes reflects a credit at statutory rates for the loss currently reported.

Part II	Other Information

Item 9  Exhibits and Reports on Form 8-K
	a.  Not applicable
	b.  No reports on Form 8-K were filed during the quarter.

Signatures

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 8, 1996              /s/   J. Douglas Cagle

Date:    November 8, 1996              /s/   Kenneth R. Barkley