Form 10-Q
period 1996-12-28
CAGLES INC
filed 1997-02-10
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended December 28, 1996

                                     or

(  )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Transition period from ______ to _______

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

                  Yes  __x__                   No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

       Class                                    Outstanding December 28, 1996
--------------------------------------          -----------------------------
Class A Common Stock, $1.00 Par Value	                 5,006,282


PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. And Subsidiary
Consolidated Balance Sheets
December 28, 1996 and March 30, 1996
(In Thousands, Except Par Value)
(Unaudited)
                                                   12/28/96       03/30/96
                                                 ------------   -------------
Assets
-----------------------------------------
CURRENT ASSETS
Cash                                                  $  884          $  326
Accounts receivable, net of allowance for
doubtful accounts of $557 and $315 at
Dec. 28, 1996 and March 30, 1996,
respectively                                          16,398          18,631
Inventories                                           36,633          32,908
Insurance Proceeds Receivable                          4,483           9,183
Other current assets                                     791           2,481
                                                 ------------    ------------
Total current assets                                  59,189          63,529
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                             17,947          14,675
OTHER ASSETS                                             948           1,038
PROPERTY, PLANT, AND EQUIPMENT                        97,276          94,538
Less accumulated depreciation                        (35,764)        (31,093)
                                                 ------------    ------------
Property, plant, and equipment, net                   61,512          63,445
                                                 ------------    ------------
TOTAL ASSETS                                        $139,596        $142,687
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
-----------------------------------------
CURRENT LIABILITIES
Current Maturities                                $    2,625      $    1,570
Accounts payable                                      12,746          13,489
Accrued expenses                                       6,847           7,776
Current income taxes payable                               0             184
Current deferred income taxes                              0               0
                                                 ------------    ------------
Total Current Liabilities                             22,218          23,019
                                                 ------------    ------------
LONG TERM DEBT (net of current maturities)            57,810          58,508
NONCURRENT DEFERRED INCOME TAXES                       8,652           9,139
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
shares and 5006 and 5006 shares issued
respectively                                           5,006           5,006
Capital in excess of par value                         7,946           7,946
Retained earnings                                     37,964          39,069
                                                 ------------    ------------
Total stockholders' equity                            50,916          52,021
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 139,596       $ 142,687
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 13 and 39 weeks ended Dec. 28, 1996 and Dec. 30, 1995
(Amounts in thousands, except per share data)
(unaudited)
                                        13 wks    13 wks    26 wks    26 wks
                                         ended     ended     ended     ended
                                       12/28/96  12/30/95  12/28/96  12/30/95
                                       --------  --------  --------  --------
Net Sales                               $85,506   $64,439  $261,341  $231,103

Costs and Expenses:
Cost of Sales                            80,169    61,295   252,095   219,182
Selling and Delivery                      2,873     2,100     8,110     7,125
General and Administrative                1,575     1,404     4,911     4,810
                                        -------  --------  --------  --------
Total costs and expenses                 84,617    64,799   265,116   231,117
                                        -------  --------  --------  --------
Income From Operations                      889      (360)   (3,775)      (14)

Other Income(Expense):
Interest expense                         (1,157)     (714)   (3,637)   (1,449)
Income from unconsolidated
affiliates and other
income, net                               2,761     5,020     6,358    12,387
                                       --------  --------  --------  --------
Income (Loss) Before Income Taxes         2,493     3,946    (1,054)   10,924

(Provision) Benefit For Income Taxes       (948)   (1,517)      400    (3,988)
                                       --------  --------  --------  --------
Net Income                               $1,545    $2,429      (654)    6,936
                                       ========  ========  ========  ========
Weighted Average Number Of
Common Shares Outstanding                 5,006     5,009     5,006     5,021
                                       ========  ========  ========  ========
Net (Loss) Income Per Common Share     $   0.31  $   0.48  $  (0.13) $   1.38
Dividends Per Common Share                  .03       .03       .09       .09
                                       ========  ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc & Subsidiary
Consolidated Statements of Cash Flows
For the 39 weeks ended December 28, 1996 and December 30, 1995
(In Thousands)
(unaudited)
                                                   Dec 28, 1996    Dec 30, 1995
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                         $      (654)    $     6,936

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            5,559           4,083
(gain)loss on disposal of property, plant and
equipment                                                   10          (8,379)
Changes in investment in and receivables from
unconsolidated affiliates                               (3,272)         (2,311)
Deferred Income Taxes                                     (487)          3,081
Changes in assets and liabilities:
Accounts receivables, net                                2,233           1,115
Inventories                                             (3,725)         (3,260)
Insurance Proceeds Receivable                            3,200          (9,655)
Other current assets                                     1,690             960
Accounts payable                                          (743)         (1,204)
Accrued expenses                                          (929)           (923)
Income taxes payable                                      (184)           (967)
Deferred income taxes                                        0            (914)
                                                        -------         -------
Total Adjustments                                        3,352         (18,374)
                                                        -------         -------
Net cash provided by operating activities                2,698         (11,438)
                                                        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment             (2,250)        (31,437)
(Increase)decrease in other assets                          90            (420)
Proceeds from the sale of property, plant, and equip.      114          10,137
                                                        -------         -------
Net cash used in investing activities                   (2,046)        (21,720)
                                                        -------         -------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                       (5,643)         (1,404)
Repurchase Common Stock                                      0            (448)
Proceeds from issuance of long-term debt                 6,000          35,000
Dividends Paid                                            (451)           (452)
                                                        -------         -------
Net cash provided by (used in)financing activities         (94)         32,696
                                                        -------         -------
NET INCREASE(DECREASE) IN CASH                             558            (462)
CASH AT BEGINNING OF PERIOD                                326             462
                                                        -------         -------
CASH AT END OF PERIOD                                   $  884          $    0
                                                        =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                $3,637          $1,449
                                                        =======         =======
Income Taxes paid                                       $    0          $2,769
                                                        =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
December 28, 1996


1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments which are of normal and recurring nature, necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary(the "Company") as of December
     28, 1996 and March 30, 1996 and the results of their operations for the 13 weeks and 39 weeks ended December 28, 1996 and December 30, 1995 and their cash flows for the 39 weeks ended December 28, 1996 and December
     30, 1995.

2. The results of operations for the 13 weeks and 39 weeks ended December 28, 1996 and December 30, 1995 are not necessarily indicative of the results expected for the full year.

3.  Inventories consisted of the following:  (In Thousands)

                                   December 28, 1996     March 30, 1996

Finished Product	                        $15,231              $ 10,640
Field Inventory and Breeders              16,724                17,630
Feed, Eggs, and Medication                 2,920                 3,000
Supplies	                                  1,758                 1,638
                                    ----------------     --------------
                                         $36,633               $32,908

4.  Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities , the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may vary from those estimates.

5.  Investments in and Receivables from Unconsolidated Affiliates.
     The Company accounts for its investments in three unconsolidated affiliates using the equity method. The Company's share of earnings and management fees from these affiliates was $1,913,000 and $1,397,000 and $5,460,000 and $3,807,000 respectively for the 13 weeks and 39 weeks ended December 28, 1996 and December 30, 1995.

6.  Insurance Proceeds Receivable
     As of December 28, 1996, the Company has accrued $4,483,000 for the receipt of insurance proceeds related to the fire at the Company's Pine Mountain Plant on June 24, 1995. The Company received $3,200,000 as an advance on the claim during the 9 months ended December 28, 1996. The adjusting of the total claim is continuing.

Management's Discussion and Analysis of Financial
Condition and Results of Operation
December 28, 1996


Financial Condition

The Company's Financial condition improved during the quarter as a result of a return to profitable operations which allowed some reduction in debt. Moderation in the price of feed grains reduced demands for cash and borrowing levels in total. As of December 28, 1996, $26 Million was advanced on the $35 Million revolver, however, $4 million of this advance was utilized to retire the Industrial Revenue Bonds that had financed construction of a feed mill.

Results of Operations

Sales for the 13 weeks and 39 weeks ended December 28, 1996 increased 32.7% and 13.1% respectively as compared to the same periods of a year ago. This increase is due mainly to the return of the Pine Mountain Valley facility to production. It was out of production from June 24, 1995 to late November 1995 and was not at full pre-fire production until mid fourth quarter of a year ago.

In addition, the Georgia Dock reported market price for the 13 weeks and 39 weeks averaged 11.3% and 12.6% higher, respectively, than year ago prices during the same periods.

Gross margins improved for the quarter ended December 28, 1996 by 1.3% as compared to year ago levels, but for the 39 weeks, margins were 1.7% lower.
The current quarter reflected the moderation of grain prices and higher market prices for poultry, especially in the export sector. The lower margins for the 39 week period ended December 28, 1996 as compared to year ago levels reflect the full effect of record high grain prices during the summer and early fall.

Selling, Delivery and Administrative Expenses

Selling, delivery and administrative expenses increased by 26.9% and 9.1% respectively for the 13 weeks and 39 weeks ended December 28, 1996 and December 30, 1995. This increase is the result of increased storage cost required for higher frozen product production in support of domestic and export sales.

Interest Expense

Interest expense was 62.0% and 151.0% higher respectively for the 13 weeks and 39 weeks ended December 28, 1996 and December 30, 1995 and is the direct result of higher borrowing levels necessitated by the building of the new plant at Pine Mountain Valley, Georgia and to support higher working capital needs brought about by high grain costs and increased inventory levels dictated by our marketing mix.

Other Income

Other income for the 13 week and 39 week periods was 45.0% and 48.7% lower, respectively, than the same year ago periods due to the inclusion of gains from insured recoveries in the year ago amounts.
Other income for the quarter and 39 weeks ended December 28, 1996 included $770,000 which resulted from the settlement of a condemnation suit which had been pending for several years.

Income Taxes

The benefit provision for income taxes for the 39 weeks ended December 28, 1996 reflects a credit at statutory rates for the loss currently reported.



Part II	Other Information

Item 9  Exhibits and Reports on Form 8-K
	a.  Not applicable
	b.  No reports on Form 8-K were filed during the quarter.

Signatures

	Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 7, 1997                      /s/      J. Douglas Cagle

Date:  February 7, 1997                      /s/      Kenneth R. Barkley