Form 10-Q
period 1997-06-28
CAGLES INC
filed 1997-08-01
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended June 28, 1997

                                     or

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

                  Yes  __x__                   No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

       Class                                      Outstanding June 28, 1997
--------------------------------------          -----------------------------
Class A Common Stock, $1.00 Par Value	                 5,006,281


PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. And Subsidiary
Consolidated Balance Sheets
June 28, 1997 and March 29, 1997
(In Thousands, Except Par Value)
(Unaudited)
                                                   06/28/97       03/29/97
                                                 ------------   -------------
Assets
-----------------------------------------
CURRENT ASSETS
Cash                                                  $  138          $   94
Accounts receivable, net of allowance for
doubtful accounts of $519 and $408 at
June 28, 1997 and March 29, 1997,
respectively                                          17,760          18,001
Inventories                                           36,095          33,466
Insurance Proceeds Receivable                              0           3,054
Deferred Income Tax                                        0             114
Other current assets                                   1,552           2,075
                                                 ------------    ------------
Total current assets                                  55,545          56,804
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                             20,895          19,570
OTHER ASSETS                                             683             692
PROPERTY, PLANT, AND EQUIPMENT                        98,427         100,305
Less accumulated depreciation                        (37,504)        (37,974)
                                                 ------------    ------------
Property, plant, and equipment, net                   60,923          62,331
                                                 ------------    ------------
TOTAL ASSETS                                        $138,046        $139,397
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
-----------------------------------------
CURRENT LIABILITIES
Current Maturities of Long Term Debt              $    4,019      $    3,325
Accounts payable                                      12,992          12,460
Accrued expenses                                      10,063           9,079
                                                 ------------    ------------
Total Current Liabilities                             27,074          24,864
                                                 ------------    ------------
LONG TERM DEBT (net of current maturities)            45,688          49,798
NONCURRENT DEFERRED INCOME TAXES                      10,805          11,276
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
shares and 5006 and 5006 shares issued
respectively                                           5,006           5,006
Capital in excess of par value                         7,946           7,946
Retained earnings                                     41,527          40,507
                                                 ------------    ------------
Total stockholders' equity                            54,479          53,459
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 138,046       $ 139,397
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 13 weeks ended June 28, 1997 and June 29, 1996
(Amounts in thousands, except per share data)
(unaudited)
                                        13 wks    13 wks
                                         ended     ended
                                       06/28/97  06/29/96
                                       --------  --------
Net Sales                               $86,767   $83,814

Costs and Expenses:
Cost of Sales                            81,645    83,070
Selling and Delivery                      2,858     2,469
General and Administrative                1,619     1,551
                                        -------  --------
Total costs and expenses                 86,122    87,090
                                        -------  --------
Income (Loss) From Operations               645    (3,276)

Other Income(Expense):
Interest expense                           (977)     (996)
Income from unconsolidated
affiliates and other
income, net                               2,201     1,782
                                       --------  --------
Income (Loss) Before Income Taxes         1,869    (2,490)

(Provision) Benefit For Income Taxes       (699)      930
                                       --------  --------
Net Income (Loss)                        $1,170   $(1,560)
                                       ========  ========
Weighted Average Number Of
Common Shares Outstanding                 5,006     5,006
                                       ========  ========
Net Income (Loss) Per Common Share     $   0.23  $  (0.31)
Dividends Per Common Share                  .03       .03
                                       ========  ========

The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc & Subsidiary
Consolidated Statements of Cash Flows
For the 13 weeks ended June 28, 1997 and June 29, 1996
(In Thousands)
(unaudited)
                                                  June 28, 1997   June 29, 1996
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                  $     1,170    $    (1,560)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            1,954           1,992
(gain)loss on disposal of property, plant and
equipment                                                    9              26
Changes in investment in and receivables from
unconsolidated affiliates                               (1,325)         (1,247)
Changes in assets and liabilities:
Accounts receivables, net                                  241           3,111
Inventories                                             (2,629)         (4,409)
Insurance Proceeds Receivable                            3,054               0
Deferred Income Taxes asset                                114               0
Other current assets                                       523            (692)
Accounts payable                                           532           1,788
Accrued expenses                                           984            (428)
Income taxes payable                                         0            (184)
Deferred income taxes payable                             (471)              0
                                                        -------         -------
Total Adjustments                                        2,986             (43)
                                                        -------         -------
Net cash provided (uses) by operating activities         4,156          (1,603)
                                                        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment               (551)           (225)
(Increase)decrease in other assets                           5             (47)
Proceeds from the sale of property, plant, and equip.        0              94
                                                        -------         -------
Net cash used in investing activities                     (546)           (178)
                                                        -------         -------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                       (3,416)           (610)
Proceeds from issuance of long-term debt                     0           2,500
Dividends Paid                                            (150)           (151)
                                                        -------         -------
Net cash provided (used) by financing activities        (3,566)          1,739
                                                        -------         -------
NET INCREASE(DECREASE) IN CASH                              44             (42)
CASH AT BEGINNING OF PERIOD                                 94             326
                                                        -------         -------
CASH AT END OF PERIOD                                   $  138          $  284
                                                        =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                $  691          $1,204
                                                        =======         =======
Income Taxes paid                                       $  736          $    0
                                                        =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
June 28, 1997


1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments which are of normal and recurring nature, necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary(the "Company") as of June 28, 1997 and March 29, 1997 and the results of their operations and their cash flows for the 13 weeks ended June 28, 1997 and June 29, 1996.

2. The results of operations for the 13 weeks ended June 28, 1997 and June 29, 1996 are not necessarily indicative of the results expected for the full year.

3.  Inventories consisted of the following:  (In Thousands)

                                   June 28, 1997        March 29, 1997

Finished Product	                        $15,021              $ 12,188
Field Inventory and Breeders              16,115                16,294
Feed, Eggs, and Medication                 3,452                 3,472
Supplies	                                  1,507                 1,512
                                    ----------------     --------------
                                         $36,095               $33,466

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

5.  Investments in and Receivables from Unconsolidated Affiliates.
     The Company accounts for its investments in three unconsolidated affiliates using the equity method. The Company's share of earnings and management fees from these affiliates was $2,168,000 and $1,771,000 respectively for the 13 weeks ended June 28, 1997 and June 29, 1996.

Management's Discussion and Analysis of Financial
Condition and Results of Operation
June 28, 1997


Financial Condition

The Company received proceeds from its final insurance settlement for the Pine Mountain Valley fire during the quarter. This cash was used to reduce debt. There was an increase in finished goods inventory levels as movement into export markets was sluggish throughout most of the period.

Working capital declined slightly from year end levels, but the current ratio remained strong at 2.05 to 1, and debt to capital ratio was reduced to .428 to 1.

Subsequent to the end of the period the Company utilized eight ($8) million of its revolver to retire secured debt from an insurance company; thus eliminating the last secured debt. As of the period end the Company had $18,750,000 available to borrow under existing lines of credit. After the July borrowing that availability is $10,750,000.

Results of Operations

Sales for the 13 weeks ended June 28, 1997 increased 3.5% as compared to the same period of a year ago. This increase is attributed primarily to 8.26% more production pounds.

Gross margins improved to 5.9% as compared to .89% during the same period of a year ago. This improvement is mainly the result of lower feed costs. Feed cost averaged 17.2% lower this quarter as compared to a year ago when corn prices were approaching new record highs.

Selling, Delivery and Administrative Expenses

Selling, delivery and administrative expenses for the quarter were 11.4% higher than a year ago; and are the result of increased outside storage cost due to higher finished product inventories during the period.

Interest Expense

Interest expense for the quarter ended June 28, 1997 was 1.9% lower than for the same period of a year ago. This reduction is attributed to slightly reduced debt levels from a year earlier. Interest expense was impacted late in the quarter by increases in short term borrowing rates.

Other Income

Other income increased by 23.6% as compared to the same period of a year ago. This increase is due to increased production levels in one of the companies unconsolidated affiliates. Income from the affiliates totaled $2.168 million and $1.771 million, respectively, for the periods ended June 28, 1997 and June 29, 1996.

Income Taxes

The provision for income taxes reflects taxes at statutory rates adjusted for available tax credits to which the Company is entitled.


Part II	Other Information

Item 9  Exhibits and Reports on Form 8-K
	a.  Not applicable
	b.  No reports on Form 8-K were filed during the quarter.

Signatures

	Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 8, 1997                      /s/      J. Douglas Cagle

Date:  August 8, 1997                      /s/      Kenneth R. Barkley