Form 10-Q
period 1997-09-27
CAGLES INC
filed 1997-11-10
CIK 16104

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the Quarterly period ended September 27, 1997

                                     or

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


PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. And Subsidiary
Consolidated Balance Sheets
September 27, 1997 and March 29, 1997
(In Thousands, Except Par Value)
(9/97=Unaudited)

                                                   09/27/97       03/29/97
                                                 ------------   -------------
Assets
-----------------------------------------
CURRENT ASSETS
Cash                                                  $  306          $   94
Accounts receivable, net of allowance for
doubtful accounts of $571 and $408 at
Sept. 27, 1997 and March 29, 1997,
respectively                                          22,215          18,001
Inventories                                           30,219          33,466
Insurance Proceeds Receivable                              0           3,054
Deferred Income Tax                                        0             114
Other current assets                                   1,457           2,075
                                                 ------------    ------------
Total current assets                                  54,197          56,804
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                             22,275          19,570
OTHER ASSETS                                             694             692
PROPERTY, PLANT, AND EQUIPMENT                        98,620         100,305
Less accumulated depreciation                        (39,197)        (37,974)
                                                 ------------    ------------
Property, plant, and equipment, net                   59,423          62,331
                                                 ------------    ------------
TOTAL ASSETS                                        $136,589        $139,397
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
-----------------------------------------
CURRENT LIABILITIES
Current Maturities of Long Term Debt              $    2,794      $    3,325
Accounts payable                                      13,596          12,460
Accrued expenses                                      10,778           9,079
                                                 ------------    ------------
Total Current Liabilities                             27,168          24,864
                                                 ------------    ------------
LONG TERM DEBT (net of current maturities)            44,071          49,798
NONCURRENT DEFERRED INCOME TAXES                      10,980          11,276
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
shares and 5006 and 5006 shares issued
respectively                                           5,006           5,006
Capital in excess of par value                         7,946           7,946
Treasury Stock held for options                         (222)              0
Retained earnings                                     41,640          40,507
                                                 ------------    ------------
Total stockholders' equity                            54,370          53,459
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 136,589       $ 139,397
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 26 weeks ended September 27, 1997 and September 28, 1996
(Amounts in thousands, except per share data)
(unaudited)
                                        13 wks    13 wks    26 wks    26 wks
                                         ended     ended     ended     ended
                                       09/27/97  09/28/96  09/27/97  09/28/96
                                       --------  --------  --------  --------
Net Sales                               $96,687   $92,021  $183,454  $175,835

Costs and Expenses:
Cost of Sales                            93,343    88,856   174,988   171,926
Selling and Delivery                      2,717     2,768     5,575     5,237
General and Administrative                1,544     1,785     3,160     3,336
                                        -------  --------  --------  --------
Total costs and expenses                 97,604    93,409   183,723   180,499
                                        -------  --------  --------  --------
Income (Loss) From Operations              (917)   (1,388)     (269)   (4,664)

Other Income(Expense):
Interest expense                           (908)   (1,484)   (1,885)   (2,480)
Income from unconsolidated
affiliates and other
income, net                               2,227     1,815     4,429     3,597
                                       --------  --------  --------  --------
Income (Loss) Before Income Taxes           402    (1,057)    2,275    (3,547)

(Provision) Benefit For Income Taxes       (143)      418      (842)    1,348
                                       --------  --------  --------  --------
Net Income (Loss)                      $    259  $   (639) $  1,433  $ (2,199)
                                       ========  ========  ========  ========
Weighted Average Number Of
Common Shares Outstanding                 5,006     5,006     5,006     5,006
                                       ========  ========  ========  ========
Net Income (Loss) Per Common Share     $   0.05  $  (0.13) $   0.29  $  (0.44)
Dividends Per Common Share                  .03       .03       .06       .06
                                       ========  ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.



Cagle's, Inc & Subsidiary
Consolidated Statements of Cash Flows
For the 26 weeks ended September 27, 1997 and September 28, 1996
(In Thousands)
(unaudited)
                                                  Sept 28, 1997   Sept 29, 1996
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                  $     1,433    $    (2,199)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            3,887           3,796
(gain)loss on disposal of property, plant and
equipment                                                  (17)             18
Changes in investment in and receivables from
unconsolidated affiliates                               (2,705)         (2,494)
Changes in assets and liabilities:
Accounts receivables, net                               (4,214)         (1,388)
Inventories                                             (3,247)         (5,475)
Insurance Proceeds Receivable                            3,054           3,201
Deferred Income Taxes asset                                114               0
Other current assets                                       618           1,285
Accounts payable                                         1,136           5,898
Accrued expenses                                         1,699            (279)
Income taxes payable                                         0            (184)
Deferred income taxes payable                             (296)          1,438)
                                                        -------         -------
Total Adjustments                                        6,523           2,940
                                                        -------         -------
Net cash provided (uses) by operating activities         7,956             741
                                                        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment               (975)         (1,738)
(Increase)decrease in other assets                         (16)             (1)
Proceeds from the sale of property, plant, and equip.       25             107
                                                        -------         -------
Net cash used in investing activities                     (965)         (1,632)
                                                        -------         -------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                       (6,258)           (923)
Proceeds from issuance of long-term debt                     0           2,000
Dividends Paid                                            (300)           (300)
Repurchase of Common Stock                                (222)              0
                                                        -------         -------
Net cash provided (used) by financing activities        (6,780)            777
                                                        -------         -------
NET INCREASE(DECREASE) IN CASH                             211            (114)
CASH AT BEGINNING OF PERIOD                                 94             326
                                                        -------         -------
CASH AT END OF PERIOD                                   $  305          $  212
                                                        =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                $1,142          $2,025
                                                        =======         =======
Income Taxes paid                                       $  752          $    0
                                                        =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
September 27, 1997
(unaudited)


1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments which are of normal and recurring nature, necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary(the "Company") as of September 27, 1997 and March 29, 1997 and the results of their operations and their cash flows for the 13 weeks and 26 weeks ended September 27, 1997 and September 28, 1996.

2. The results of operations for the 13 weeks ended September 27, 1997 and September 28, 1996. are not necessarily indicative of the results expected for the full year.

3.  Inventories consisted of the following:  (In Thousands)

                                   Sept 27, 1997        March 29, 1997

Finished Product	                       $ 9,940              $ 12,188
Field Inventory and Breeders             15,562                16,294
Feed, Eggs, and Medication                3,228                 3,472
Supplies	                                 1,489                 1,512
                                    ----------------     --------------
                                        $30,219               $33,466

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

5.  Investments in and Receivables from Unconsolidated Affiliates.

    The Company accounts for its investments in three unconsolidated affiliates using the equity method. The Company's share of earnings and management fees was $2,165,000 and $1,776,000 for the 13 weeks ended September 27, 1997 and September 28, 1996 and $4,333,000 and $3,547,000 respectively for the 26 weeks ended September 27, 1997 and September 28, 1996.

Management's Discussion and Analysis of Financial
Condition and Results of Operation
September 27, 1997


Financial Condition


The Company utilized improved cash flow generated by moderating feed cost during the quarter to reduce debt, and through the use of available capacity on its unsecured credit lines.

The Company's current ratio declined to 1.99 at September 27, 1997 from 2.28 at March 21, 1997. Since the beginning of the year, however, the debt to total capital ratio has improved to .463 from .488. As of the end of the period, the Company had available $11,750,000 for borrowing under existing lines of credit.

Results of Operations

Sales for the 13 weeks and 26 weeks ended September 27, 1997, increased by 5.1% and 4.3% respectively as compared to the same periods a year ago. This increase is attributed mainly to 3% more pounds of production and additional product purchased outside for further processing. Market prices were 2% lower for whole birds. Dark meat for export was approximately 40% lower.

Gross margins for the 13 week period ended September 27, 1997, were unchanged from the same period of a year ago as a sluggish export market for dark meat and high soy meal prices offset more moderate corn prices during the period. Margins for the 26 week period ended September 27, 1997, improved to 4.6% from 2.2% during the corresponding period of a year ago which was the result of lower overall feed cost during the first quarter.


Selling, Delivery and Administrative Expenses

Selling, delivery and administrative expenses were essentially unchanged from levels one year ago for the quarter and six months ended September 27, 1997.

Interest Expense

Interest expense for the quarter and six months ended September 27, 1997 was 38.8% lower and 24% lower respectively than for the same periods of a year ago. This reduction is attributed to reduced debt levels from a year earlier. Interest expense was impacted slightly by increases in short term borrowing rates.

Other Income

Other income increased by 18.5% and 23.1% for the 13 weeks and 26 weeks ended September 27, 1997, respectively, as compared to the corresponding periods of one year ago and is the result of increased production at one of the Company's unconsolidated affiliates. This affiliate attained its full production level in January, 1997.


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



Date:  November 6, 1997                      /s/      J. Douglas Cagle

Date:  November 6, 1997                      /s/      Kenneth R. Barkley