Form 10-Q
period 1997-12-27
CAGLES INC
filed 1998-02-05
CIK 16104

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the Quarterly period ended December 27, 1997

                                     or

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

       Class                                      Outstanding December 27, 1997
--------------------------------------          -----------------------------
Class A Common Stock, $1.00 Par Value	                 5,006,281


PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. And Subsidiary
Consolidated Balance Sheets
December 27, 1997 and March 29, 1997
(In Thousands, Except Par Value)
(12/97=Unaudited)

                                                   12/27/97       03/29/97
                                                 ------------   -------------
Assets
-----------------------------------------
CURRENT ASSETS
Cash                                                  $  175          $   94
Accounts receivable, net of allowance for
doubtful accounts of $663 and $408 at
Dec. 27, 1997 and March 29, 1997,
respectively                                          18,370          18,001
Inventories                                           32,908          33,466
Insurance Proceeds Receivable                              0           3,054
Deferred Income Tax                                        0             114
Other current assets                                     743           2,075
                                                 ------------    ------------
Total current assets                                  52,196          56,804
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                             26,080          19,570
OTHER ASSETS                                             693             692
PROPERTY, PLANT, AND EQUIPMENT                        99,604         100,305
Less accumulated depreciation                        (40,931)        (37,974)
                                                 ------------    ------------
Property, plant, and equipment, net                   58,673          62,331
                                                 ------------    ------------
TOTAL ASSETS                                        $137,642        $139,397
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
-----------------------------------------
CURRENT LIABILITIES
Current Maturities of Long Term Debt              $    2,794      $    3,325
Accounts payable                                      12,348          12,460
Accrued expenses                                      11,040           9,079
                                                 ------------    ------------
Total Current Liabilities                             26,182          24,864
                                                 ------------    ------------
LONG TERM DEBT (net of current maturities)            46,070          49,798
NONCURRENT DEFERRED INCOME TAXES                      10,930          11,276
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
shares and 5006 and 5006 shares issued
respectively                                           5,006           5,006
Capital in excess of par value                         7,946           7,946
Treasury Stock held for options                         (222)              0
Retained earnings                                     41,730          40,507
                                                 ------------    ------------
Total stockholders' equity                            54,460          53,459
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 137,642       $ 139,397
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 39 weeks ended December 27, 1997 and December 28, 1996
(Amounts in thousands, except per share data)
(unaudited)
                                        13 wks    13 wks    39 wks    39 wks
                                         ended     ended     ended     ended
                                       12/27/97  12/28/96  12/27/97  12/28/96
                                       --------  --------  --------  --------
Net Sales                               $85,532   $85,506  $265,986  $261,341

Costs and Expenses:
Cost of Sales                            79,472    80,169   254,463   252,095
Selling and Delivery                      2,617     2,873     8,192     8,110
General and Administrative                1,579     1,575     4,741     4,911
                                        -------  --------  --------  --------
Total costs and expenses                 83,668    84,617   267,396   265,116
                                        -------  --------  --------  --------
Income (Loss) From Operations            (1,141)      889    (1,410)   (3,775)

Other Income(Expense):
Interest expense                           (828)   (1,157)   (2,713)   (3,637)
Income from unconsolidated
affiliates and other
income, net                               2,356     2,761     6,784     6,358
                                       --------  --------  --------  --------
Income (Loss) Before Income Taxes           392     2,493     2,661    (1,054)

(Provision) Benefit For Income Taxes       (150)     (948)     (992)      400
                                       --------  --------  --------  --------
Net Income (Loss)                      $    242  $  1,545  $  1,669  $   (654)
                                       ========  ========  ========  ========
Weighted Average Number Of
Common Shares Outstanding                 5,006     5,006     5,006     5,006
                                       ========  ========  ========  ========
Net Income (Loss) Per Common Share     $   0.05  $   0.31  $   0.33  $  (0.13)
Dividends Per Common Share                  .03       .03       .09       .09
                                       ========  ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.




Cagle's, Inc & Subsidiary
Consolidated Statements of Cash Flows
For the 39 weeks ended December 27, 1997 and December 28, 1996
(In Thousands)
(unaudited)
                                                  Dec. 27, 1997   Dec. 28, 1996
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                  $     1,672    $       (654)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            5,937           5,559
(gain)loss on disposal of property, plant and
equipment                                                 (276)             10
Changes in investment in and receivables from
unconsolidated affiliates                               (6,510)         (3,272)
Changes in assets and liabilities:
Accounts receivables, net                                 (369)          2,233
Inventories                                                558          (3,725)
Insurance Proceeds Receivable                            3,054           3,200
Deferred Income Taxes asset                                114               0
Other current assets                                     1,332           1,690
Accounts payable                                          (112)           (743)
Accrued expenses                                         1,961            (929)
Income taxes payable                                         0            (184)
Deferred income taxes payable                             (346)           (487)
                                                        -------         -------
Total Adjustments                                        5,343           3,352
                                                        -------         -------
Net cash provided (uses) by operating activities         7,015           2,698
                                                        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment             (4,826)         (2,250)
(Increase)decrease in other assets                          (9)             90
Proceeds from the sale of property, plant, and equip.    2,832             114
                                                        -------         -------
Net cash used in investing activities                   (2,003)         (2,046)
                                                        -------         -------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                       (4,259)         (5,643)
Proceeds from issuance of long-term debt                     0           6,000
Dividends Paid                                            (450)           (451)
Repurchase of Common Stock                                (222)              0
                                                        -------         -------
Net cash provided (used) by financing activities        (4,931)            (94)
                                                        -------         -------
NET INCREASE(DECREASE) IN CASH                              81             558
CASH AT BEGINNING OF PERIOD                                 94             326
                                                        -------         -------
CASH AT END OF PERIOD                                   $  175          $  884
                                                        =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                $2,966          $3,637
                                                        =======         =======
Income Taxes paid                                       $  967          $    0
                                                        =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
December 27, 1997
(unaudited)


1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments which are of normal and recurring nature, necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary(the "Company") as of December 27, 1997 and March 29, 1997 and the results of their operations and their cash flows for the 13 weeks and 39 weeks ended December 27, 1997 and December 28, 1996.

2. The results of operations for the 13 weeks ended December 27, 1997 and December 28, 1996. are not necessarily indicative of the results expected for the full year.

3.  Inventories consisted of the following:  (In Thousands)

                                   Dec. 27, 1997        March 29, 1997

Finished Product	                       $14,958              $ 12,188
Field Inventory and Breeders             13,769                16,294
Feed, Eggs, and Medication                2,675                 3,472
Supplies	                                 1,506                 1,512
                                    ----------------     --------------
                                        $32,908               $33,466

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

5.  Investments in and Receivables from Unconsolidated Affiliates.

    The Company accounts for its investments in five unconsolidated affiliates using the equity method. The Company's share of earnings and management fees was $1,466,000 and $1,913,000 for the 13 weeks ended December 27, 1997 and December 28, 1996 and $5,799,000 and $5,460,000 respectively for the 39 weeks ended December 27, 1997 and December 28, 1996.

Management's Discussion and Analysis of Financial
Condition and Results of Operation
December 27, 1997


Financial Condition

Slow movement of export product along with seasonal inventory increases resulted in an increase in revolving credit line borrowing, however, total debt is $4.3 million less than at the beginning of the 39 week period.

The Company's current ratio declined from the March 29, 1997, level of 2.28 to 1 to 1.99 to 1 at December 27, 1997, however, the debt and total capital ratio has improved to .47 to 1 from .488 to 1. The Company's availability under existing lines of credit was $11,009,000 at December 28, 1996.


Results of Operations

Sales for the 13 weeks ended December 27, 1997, declined by 3.5% as compared to the 13 weeks ended December 28, 1996, and is attributed to lower prices for deboned meat and sharply lower prices for export items. The quoted market for broilers during the quarter averaged 11.6% lower than a year ago . In addition, the unsettled environment in Asia appreciably slowed movement of product slated for that market resulting in heavier than normal inventory during the period.

Sales for the 39 weeks ended December 27, 1997, were 1.8% higher than for the corresponding period of last year and are the result of 1.8% more production volume during the same period.

Gross margins for the 13 weeks ended December 27, 1997, were lower by 2.54% (3.7% -vs- 6.24%) due largely to lower selling prices which more than off-set feed cost that averaged 8.3% lower than for the same quarter of a year ago. Margins for the 39 weeks ended December 27, 1997, were .8% higher than for the 39 weeks ended December 28, 1996, due largely to more favorable feed grain cost during the period.



Selling, Delivery, and Administrative Expenses

Selling, delivery and administrative expenses were 5.6% and .7% lower respectively for the 13 weeks and 39 weeks period ended December 27, 1997, as compared to the same period ended December 28, 1996.


Interest Expense

Interest expense for the quarter and 9 months ended December 27, 1997, were 28.2% and 25.4% lower than the comparable periods ended December 28, 1996, due to lower average debt levels and lower interest rates.


Other Income

Other income for the 13 weeks ended December 27, 1997, was 14.7% lower than for the same period of a year ago and proceeds resulting from the resolution of a lawsuit which was included in the year ago numbers. The 39 weeks' results increased 6.7% as compared to the same period of a year ago and is the result of increased earnings produced by the Company's unconsolidated affiliates.


Income Taxes

The provision for income taxes reflects the Company's tax liability computed at statutory rates adjusted for available tax credits to which the Company is entitled.


Part II	Other Information

Item 9  Exhibits and Reports on Form 8-K
	a.  Not applicable
	b.  No reports on Form 8-K were filed during the quarter.

Signatures

	Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 6, 1997                      /s/      J. Douglas Cagle

Date:  February 6, 1997                      /s/      Kenneth R. Barkley