Form 10-K
period 1998-03-28
CAGLES INC
filed 1998-06-15
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-K

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended______MARCH 28, 1998___________________________or

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

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.) __$22,123,201_(based_on_11.25_per_share_closing_price_on_April_28,_1998)___

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS.)
__Class_A_Common_Stock_at_$1.00_par_value______________________________________
__5,006,282_shares_at_$1.00_par_value__________________________________________



DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933. (THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR IDENTIFICATION PURPOSES.)
  Parts of the following documents are incorporated by reference in Parts II, III, and IV of this Form 10-K report; 1) registrant's annual report to shareholders for fiscal year ended March 28, 1998 - Items 5, 6, 7, 8, and 14.
  2) Proxy statements for registrant's 1998 annual meeting of shareholders-Items 10, 11, 12, and 13.

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

Customers

Equity Foods ("Equity") accounted for approximately 16% of the Company's sales for the year ended March 28, 1998. The Company has an agreement with Equity to supply chicken under a cost-plus arrangement, and approximately 20% of the Company's production is committed to Equity. Under the arrangement, production in excess of Equity's demands and by-products are sold to other customers and are credited against the cost-plus arrangement. The Company generally receives full margin on processed pounds regardless of the final customer.

Backlog

The Company had no material backlog of orders existing as of March 28, 1998.

Competition

The Company is a leading regional integrated poultry processor, ranking seventh nationally in pounds produced. The Company's products compete in the marketplace with comparable products of approximately ten national and regional producers in the areas of quality, service, and price. The Company believes its flexibility and accessibility are positive factors enhancing the Company's competitive position.

Regulation

The Company's facilities and operations are subject to regulation by various federal and state agencies, including, but not limited to, the federal Food and Drug Administration ("FDA"), the United States Department of Agriculture ("USDA"), the Environmental Protection Agency, the Occupational Safety and Health Administration, and the corresponding state agencies. The Company's processing plants are subject to continuous on-site inspection by the USDA, and the FDA inspects the production of the Company's feed mill.
Management believes that the Company is in substantial compliance with applicable laws and regulations relating to the operation of its facilities. Subsequent to March 28, 1998 the Company was cited by OSHA for several violations at its Collinsville, Alabama plant and assessed a fine of $185,000. The Company has appealed this citation.


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

Grow-Out

The Company places its broiler chicks on approximately 273 contract grower farms. The birds are grown separately by sex to provide the exact size requirement of the Company's customers.

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

Feed Mills

The Company owns two feed mills. The Dalton, Georgia feed mill has a production capacity of approximately 520,000 tons per year. The feed mill in Forsyth, Georgia, has the capacity to produce approximately 300,000 tons per year.

Processing

As the broilers reach the desired processing weight, they are removed from the houses and transported by company trucks to a processing plant.

The processing plants are located in Pine Mountain, Georgia; Macon, Georgia; and Collinsville, Alabama. The Macon, Georgia, plant has the capacity to process 8,400 birds per hour, and the Collinsville plant can process up to 12,600 birds per hour. The Pine Mountain plant which was destroyed by fire in June 1995 but has since been rebuilt now has the capacity to process 10,800 birds per hour. The Pine Mt. Valley, Georgia, and Collinsville, Alabama, plants operate two full shifts. The Macon, Georgia plant changed from Two shifts to one shift during FY 1998.

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


Significant Unconsolidated Subsidiaries

The Company owns a 50% interest in a joint venture, which is a fully integrated poultry company located in Camilla, Georgia. The joint venture is growing and processing approximately 1,300,000 birds per week in a processing plant that is capable of processing up to 1,400,000 broilers per week. The Company also owns a minority interest in a poultry by-product company. In December 1995, the Company acquired a 1/3 interest in a grower housing financing company. The financing company finances poultry houses for growers in the South Georgia area who are contract growers for the joint venture company. In November, 1997 a Joint Venture poultry company was formed in Kentucky and the company became a minority member.

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

         Item 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter of fiscal 1998.



                                     PART II

               Item 5:  Market for Registrant's Common Equity
                        and Related Stockholder Matters

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended March 28, 1998 and is incorporated herein by reference.


                       Item 6:  Selected Financial Data

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended March 28, 1998 and is incorporated herein by reference.


            Item 7:  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended March 28, 1998 and is incorporated herein by reference.

             Item 8:  Financial Statements and Supplementary Data

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended March 28, 1998 and is incorporated herein by reference.

            Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.



                                    PART III

           Item 10:  Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 10, 1998 and is incorporated herein by reference.

                    Item 11:  Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 10, 1998 and is incorporated herein by reference.

     Item 12:  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 10, 1998 and is incorporated herein by reference.

           Item 13:  Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 10, 1998 and is incorporated herein by reference.



                                      PART IV

   Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

(a)1.   Financial Statements


The Company's 1998 Annual Report to Stockholders contains the consolidated balance sheets as of March 28, 1998 and March 29, 1997, the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 28, 1998, and the related report of Arthur Andersen LLP as to these financial statements. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference.
The financial statements, incorporated by reference, include the following:

	Consolidated Balance Sheets_March 28, 1998 and March 29, 1997

	Consolidated Statements of Income for the Years Ended
         March 28, 1998, March 29, 1997, and  March 30, 1996

	Consolidated Statements of  Stockholders' Equity for the Years Ended
 .        March 28, 1998, March 29, 1997, and March 30, 1996

	Consolidated Statements of Cash Flows for the Years Ended
 .        March 28, 1998, March 29, 1997, and March 30, 1996


	Notes to Consolidated Financial Statements for the Years Ended
 .        March 28, 1998, March 29, 1997, and March 30, 1996


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

 /s/ Kenneth R. Barkley     Senior Vice President Finance/Treasurer/Chief
                            Financial Officer/Director/Principle Financial
                            and Accounting Officer

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