Form 10-Q
period 1998-06-27
CAGLES INC
filed 1998-08-07
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended June 27, 1998
                                     or

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

                  Yes  __x__                   No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

       Class                                      Outstanding June 27, 1998
--------------------------------------          -----------------------------
Class A Common Stock, $1.00 Par Value	                 4,980,732



PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. And Subsidiary
Consolidated Balance Sheets
June 27, 1998 and March 28, 1998
(In Thousands, Except Par Value)
(Period 06/27/98 Unaudited)
                                                   06/27/98       03/28/98
                                                 ------------   -------------
Assets  -----------------------------------------
CURRENT ASSETS
Cash                                                  $  235          $  226
Accounts receivable, net of allowance for
doubtful accounts of $860 and $752 at
June 27, 1998 and March 28, 1998,
respectively                                          17,721          17,269
Inventories                                           28,783          32,567
Other current assets                                   1,501           1,907
                                                 ------------    ------------
Total current assets                                  48,240          51,969
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                             27,744          27,069
OTHER ASSETS                                             694             694
PROPERTY, PLANT, AND EQUIPMENT                       103,242         102,495
Less accumulated depreciation                        (44,425)        (42,808)
                                                 ------------    ------------
Property, plant, and equipment, net                   58,817          59,687
                                                 ------------    ------------
TOTAL ASSETS                                        $135,495        $139,419
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY---------------
CURRENT LIABILITIES
Current Maturities of Long Term Debt              $    2,795      $    2,795
Income Taxes Payable                                     888               0
Accounts payable                                       9,391           9,886
Accrued expenses                                      10,840          11,007
                                                 ------------    ------------
Total Current Liabilities                             23,914          23,688
                                                 ------------    ------------
LONG TERM DEBT (net of current maturities)            40,669          48,366
NONCURRENT DEFERRED INCOME TAXES                      12,223          12,223
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
shares and 5006 and 5006 shares issued
respectively                                           5,006           5,006
Capital in excess of par value                         7,946           7,946
Treasury Stock                                          (336)           (354)
Retained earnings                                     46,073          42,544
                                                 ------------    ------------
Total stockholders' equity                            58,689          55,142
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 135,495       $ 139,419
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 13 weeks ended June 27, 1998 and June 28, 1997
(Amounts in thousands, except per share data)
(Period 06/27/98 Unaudited)
                                        13 wks    13 wks
                                         ended     ended
                                       06/27/98  06/28/97
                                       --------  --------
Net Sales                               $82,874   $86,767

Costs and Expenses:
Cost of Sales                            73,864    81,645
Selling and Delivery                      2,596     2,858
General and Administrative                1,691     1,619
                                        -------  --------
Total costs and expenses                 78,151    86,122
                                        -------  --------
Income (Loss) From Operations             4,723       645

Other Income(Expense):
Interest expense                           (846)     (977)
Income from unconsolidated
affiliates and other
income, net                               1,871     2,201
                                       --------  --------
Income (Loss) Before Income Taxes         5,748     1,869

(Provision) Benefit For Income Taxes     (2,070)     (699)
                                       --------  --------
Net Income (Loss)                        $3,678   $ 1,170
                                       ========  ========
Weighted Average Shares Outstanding
              -Basic                      4,981     5,006
              -Diluted                    5,003     5,006
                                       ========  ========
Net Income (Loss) Per Common Share
              -Basic                   $   0.74  $   0.23
              -Diluted                 $   0.74  $   0.23
Dividends Per Common Share                  .03       .03
                                       ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc & Subsidiary
Consolidated Statements of Cash Flows
For the 13 weeks ended June 27, 1998 and June 28, 1997
(In Thousands)
(unaudited)
                                                  June 27, 1998   June 28, 1997
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                         $     3,678    $     1,170

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            2,095           1,954
loss on disposal of property, plant and
equipment                                                   28               9
Changes in investment in and receivables from
unconsolidated affiliates                                 (675)         (1,325)
Changes in assets and liabilities:
Accounts receivables, net                                 (452)            241
Inventories                                              3,784          (2,629)
Insurance Proceeds Receivable                                0           3,054
Deferred Income Taxes asset                                  0             114
Other current assets                                       406             523
Accounts payable                                          (495)            532
Accrued expenses                                          (167)            984
Income taxes payable                                       888               0
Deferred income taxes payable                                0            (471)
                                                        -------         -------
Total Adjustments                                        5,412           2,986
                                                        -------         -------
Net cash provided by operating activities                9,090           4,156
                                                        -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment             (1,293)           (551)
Proceeds from the sale of property, plant, and equip.       43               0
                                                        -------         -------
Net cash used in investing activities                   (1,250)           (546)
                                                        -------         -------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                       (7,697)         (3,416)
Dividends Paid                                            (150)           (150)
Repurchase of Common Stock                                 (44)              0
Proceeds from exercise of Stock Options                     60               0
                                                        -------         -------
Net cash used by financing activities                   (7,831)         (3,566)
                                                        -------         -------
NET INCREASE IN CASH                                         9              44
CASH AT BEGINNING OF PERIOD                                226              94
                                                        -------         -------
CASH AT END OF PERIOD                                   $  235          $  138
                                                        =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                             $1,003          $  691
                                                        =======         =======
Income Taxes                                            $    8          $  736
                                                        =======         =======
The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
June 28, 1997


1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments which are of normal and recurring nature, necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of June 27, 1998 and March 28, 1998 and the results of their operations and their cash flows for the 13 weeks ended June 27, 1998 and June 28, 1997.

2. The results of operations for the 13 weeks ended June 27, 1998 and June 28, 1997 are not necessarily indicative of the results expected for the full year.

3.  Inventories consisted of the following:  (In Thousands)

                                   June 27, 1998        March 28, 1998

Finished Product                        $11,073               $14,295
Field Inventory and Breeders             13,924                14,036
Feed, Eggs, and Medication                2,235                 2,582
Supplies                                  1,551                 1,654
                                    ----------------     --------------
                                        $28,783               $32,567

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

5.  Investments in and Receivables from Unconsolidated Affiliates.
     The Company accounts for its investments in (5) five unconsolidated affiliates using the equity method. The Company's share of earnings from from these affiliates totaled $1,902,000 for the 13 weeks ended June 27, 1998. The earnings reported for the 3 unconsolidated affiliates existing during the 13 weeks ended June 28, 1997 was $2,168,000.


Management's Discussion and Analysis of Financial
Condition and Results of Operation
June 27, 1998


Financial Condition

Improved profitability and reduced inventory levels enabled the Company to reduce its total funded debt by $7.7 million as compared to March 28, 1998 levels thus improving its leverage ratio from .48 to 1 at March 28, 1998 to
 .43 to 1 at June 27, 1998.
As of June 27, 1998 the Company had $10,885,000 available for borrowing under unsecured lines of credit and is confident that this is adequate to fund anticipated requirements.


Results of Operations

Sales for the 13 weeks ended June 27, 1998 declined by 4.49% as compared to the comparable period of a year ago and is attributable mainly to 12% less production pounds while the quoted Georgia Dock Market Price for whole birds averaged 2.8% lower than for the comparable period of a year ago. The trend was one of strengthening prices for white meat throughout the quarter.
Gross margins for the quarter ended June 27, 1998 averaged 10.9% as compared to 5.9% during the comparable period ended June 28, 1997. The primary cause of this major improvement is lower production cost due to 19.2% lower feed cost as feed grain accounts for the largest single factor in cost of producing a broiler chicken.



Selling, Delivery and Administrative Expenses

Selling, delivery and administrative expenses as a group declined by 4.2% for the quarter as compared to the comparable period of a year ago with the major reduction in outside storage expense due to reduced inventory levels.

Interest Expense

Interest expense for the quarter ended June 27, 1998 was 13.4% lower than for the same quarter of a year ago and reflective the lower borrowing levels during the quarter.

Other Income

Other income declined by 15% for the 13 weeks ended June 27, 1998 as compared to the 13 weeks ended June 28, 1997. The decline is due to the impact of start-up cost in the Cagle's/Keystone Foods LLC and Franklin Poultry Equipment, LLC which are recorded using the equity method and consequently netting against the recorded earnings of the other joint venture companies.

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



Date:  August 6, 1998                      /s/      J. Douglas Cagle

Date:  August 6, 1998                      /s/      Kenneth R. Barkley