Form 10-Q
period 1998-10-03
CAGLES INC
filed 1998-11-09
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended October 3, 1998
                                     or

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

                  Yes  __x__                   No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

       Class                                      Outstanding October 3, 1998
--------------------------------------          -----------------------------
Class A Common Stock, $1.00 Par Value	                 4,784,532





PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. And Subsidiary

Consolidated Balance Sheets
October 3, 1998 and March 28, 1998
(In Thousands, Except Par Value)
(Period 10/03/98 Unaudited)
                                                   10/03/98       03/28/98
                                                 ------------   -------------
Assets  -----------------------------------------
CURRENT ASSETS
Cash                                             $       379    $        226
Accounts receivable, net of allowance for
doubtful accounts of $972 and $752 at
October 3, 1998 and March 28, 1998,
respectively                                          19,084          17,269
Inventories                                           29,613          32,567
Other current assets                                     868           1,907
                                                 ------------    ------------
Total current assets                                  49,944          51,969
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                             28,032          27,069
OTHER ASSETS                                             694             694
PROPERTY, PLANT, AND EQUIPMENT                       106,974         102,495
  Less accumulated depreciation                      (46,501)        (42,808)
                                                 ------------    ------------
Property, plant, and equipment, net                   60,473          59,687
                                                 ------------    ------------
TOTAL ASSETS                                     $   139,143     $   139,419
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY---------------
CURRENT LIABILITIES
Current Maturities of Long Term Debt             $     2,795     $     2,795
Income Taxes Payable                                   1,024               0
Accounts payable                                      11,956           9,886
Accrued expenses                                      11,899          11,007
                                                 ------------    ------------
Total Current Liabilities                             27,674          23,688
                                                 ------------    ------------
LONG TERM DEBT (net of current maturities)            36,278          48,366

NONCURRENT DEFERRED INCOME TAXES                      12,223          12,223
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
shares and 4784 and 5006 shares issued
respectively                                           4,784           5,006
Capital in excess of par value                         5,224           7,946
Treasury Stock                                          (298)           (354)
Retained earnings                                     53,258          42,544
                                                 ------------    ------------
Total stockholders' equity                            62,968          55,142
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   139,143     $   139,419
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 14 and 27 weeks ended October 3, 1998
and the 13 and 26 weeks ended September 27, 1997
(Amounts in thousands, except per share data)
(Unaudited)
                                        14 wks    13 wks    27 wks    26 wks
                                         ended     ended     ended     ended
                                       10/03/98  09/27/97  10/03/98  09/27/97
                                       --------  --------  --------  --------
Net Sales                              $ 92,802  $ 96,687  $175,676  $183,454

Costs and Expenses:
Cost of Sales                            77,826    93,343   151,690   174,988
Selling and Delivery                      2,812     2,717     5,408     5,575
General and Administrative                1,889     1,544     3,580     3,160
                                        -------  --------  --------  --------
Total costs and expenses                 82,527    97,604   160,678   183,723
                                        -------  --------  --------  --------
Income (Loss) From Operations            10,275      (917)   14,998      (269)

Other Income(Expense):
Interest expense                           (792)     (908)   (1,638)   (1,885)
Income from unconsolidated
affiliates and other
income, net                               1,849     2,227     3,720     4,429
                                       --------  --------  --------  --------
Income Before Income Taxes               11,332       402    17,080     2,275

(Provision) For Income Taxes             (3,996)     (143)   (6,066)     (842)
                                       --------  --------  --------  --------
Net Income                             $  7,336  $    259  $ 11,014  $  1,433
                                       ========  ========  ========  ========
Weighted Average Shares Outstanding
              -Basic                      4,929     5,006     4,967     5,006
              -Diluted                    4,929     5,006     4,967     5,006
                                       ========  ========  ========  ========
Net Income Per Common Share
              -Basic                   $   1.49  $   0.05  $   2.22  $   0.29
              -Diluted                 $   1.49  $   0.05  $   2.22  $   0.29
Dividends Per Common Share             $    .03  $    .03  $    .06  $    .06
                                       ========  ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.



Cagle's, Inc & Subsidiary  Consolidated Statements of Cash Flows
For the 27 weeks ended October 3, 1998 and 26 weeks ended September 27, 1997 (In Thousands) (unaudited)
                                                  Oct. 03, 1998   Sept 27, 1997
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $     11,014    $      1,433

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            4,174           3,887
loss (gain) on disposal of property, plant and equip        19             (17)
Changes in investment in and receivables from
unconsolidated affiliates                                 (963)         (2,705)
Changes in assets and liabilities:
Accounts receivables, net                               (1,815)         (4,214)
Inventories                                              2,954           3,247
Insurance Proceeds Receivable                                0           3,054
Deferred Income Taxes asset                                  0             114
Other current assets                                     1,039             618
Accounts payable                                         2,070           1,136
Accrued expenses                                           892           1,699
Income taxes payable                                     1,024               0
Deferred income taxes payable                                0            (296)
                                                   -------------   -----------
Total Adjustments                                        9,394           6,523
                                                   -------------   -----------

Net cash provided by operating activities               20,408           7,956
                                                   -------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment             (5,041)           (975)
(increase) decrease in other assets                          0             (16)
Proceeds from the sale of property, plant, and equip.       63               0
                                                   -------------   -----------
Net cash used in investing activities                   (4,978)           (966)
                                                   -------------   -----------

Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                      (12,088)         (6,258)
Dividends Paid                                            (299)           (300)
Repurchase of Common Stock                              (2,949)           (222)
Proceeds from exercise of Stock Options                     59               0
                                                   -------------   -----------
Net cash used by financing activities                  (15,277)         (6,780)
                                                   -------------   -----------

NET INCREASE IN CASH                                       153             211
CASH AT BEGINNING OF PERIOD                                226              94
                                                   -------------   -----------
CASH AT END OF PERIOD                              $       379     $       305
                                                   =============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                        $     1,795     $     1,142
                                                   =============   ===========
Income Taxes                                       $     3,768     $       752
                                                   =============   ===========
The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
October 3, 1998

 1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments which are of normal and recurring nature, necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of October 3, 1998 and March 28, 1998 and the results of their operations and their cash flows for the 14 weeks and 27 weeks ended October 3, 1998 and the 13 weeks and 26 weeks ended September 27, 1997.

 2. The results of operations for the 14 weeks and 27 weeks ended October 3, 1998 and the 13 weeks and 26 weeks ended September 27, 1997 are not necessarily indicative of the results expected for the full year.

 3.  Inventories consisted of the following:  (In Thousands)

                                        October 3, 1998       March 28, 1998

        Finished Product                        $11,949               $14,295
        Field Inventory and Breeders             14,059                14,036
        Feed, Eggs, and Medication                2,276                 2,582
        Supplies                                  1,329                 1,654
                                       ----------------        --------------
                                                $29,613               $32,567

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

 5.  Investments in and Receivables from Unconsolidated Affiliates.
     The Company accounts for its investments in (5) five unconsolidated affiliates using the equity method. The Company's share of earnings from from these affiliates totaled $1,769,000 and $3,671,000 for the 14 weeks and 27 weeks ended October 3, 1998. The earnings reported for the 3 unconsolidated affiliates existing during the 13 and 26 weeks ended September 27, 1997 were $2,165,000 and $3,547,000 respectively.

 6.  Year 2000 Compliance
     The Company is fully aware of the potential problems presented by the Year 2000 as it relates to many systems throughout the company and with vendors and customers. The Company has implemented a formal plan to address these issues. Progress is monitored regularly with status reports to management and the Board of Directors. The Company expects to be fully compliant by the end of the fiscal year on April 3, 1999. The total cost of this program is not expected to materially affect earnings.


Management's Discussion and Analysis of Financial
Condition and Results of Operation
October 3, 1998

Financial Condition

The Company utilized strong earnings and cash flow to further reduce debt ($12,088,000 since March 28, 1998) while extending its stock repurchase program, and re-purchasing 199,500 shares of stock during the second quarter. As of October 3, 1998 the Company had $15,561,800 available for borrowing under unsecured lines of credit and believes this to be adequate for anticipated requirements.

Results of Operations

Sales for the 14 week period ended October 3, 1998 declined by 10.87%. When the quarter's revenue are adjusted to 13 weeks and the 27 weeks sales adjusted for the extra week sales are 7.79% lower. The reduced revenues are attributed to 6.5% less production when 27 week period is adjusted to comparable 26 week. Total pounds produced for the quarter ended October 3, 1998, adjusted to 13 weeks, was 5.12% greater than for the same quarter of a year ago. An additional factor contributing to lower revenues is that the purchase of product outside for re-sale and for further processing was drastically reduced during the period. The Ga. Dock quoted market price was on the average slightly higher than a year ago for the same 6 month period. The Ga. Dock Price for the quarter was approximately $.0627 per pound higher. While white meat prices trended higher than a year ago, dark meat, which is predominantly an export item, has been severely depressed, consequently pulling down the revenues for the total company.

Gross margins for the quarter and 27 week period exceeded year ago levels by 12.68% and 9.04% respectively and is due mainly to feed cost which averaged 21.6% lower for the 6 months as compared to the same period of a year ago and 22.4% lower for the quarter ended October 3, 1998 as compared to the same period of a year ago.

Selling, Delivery and Administrative Expenses

Selling, Delivery and Administrative Expenses increased by 10.3% and 2.9% for the quarter and 6 months, respectively, ended October 3, 1998 as compared to comparable periods ended September 27, 1997. These increases are mainly personnel related.

Interest Expense

Interest expense for the quarter declined by 12.8% and for the 6 months by 13.1% as compared to the same periods of a year ago. The reduction is attributable to reduced borrowing during the periods.

Other Income

Other income declined by 16.8% and 16.01% for the quarter and 6 months respectively as compared to the comparable periods of a year ago and reflects the impact of start-up cost in the two Kentucky Joint Ventures which are recorded via the equity method and are consequently netted against the recorded earnings of the 3 other joint venture companies.

Income Taxes

The provision for income taxes reflects taxes at statutory rates adjusted for available tax credits to which the company is entitled.

General

On July 27, 1998 the Company filed a report on Form 8-k disclosing the discovery of an act of employee dishonesty. The Company continues to make progress on its legal actions to seize and convert to cash assets belonging to the perpetrator. Although the final outcome will not be know until all known assets are sold the Company believes the outlook is good for the recovery of a substantial portion of the loss with no significant impact on earnings.

Part II

Other Information

Item 9  Exhibits and Reports on Form 8-K
    a.  Not applicable
    b. A report on Form 8-k was filed on July 22, 1998 to disclose discovery of an event of employee dishonesty.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 6, 1998                      /s/      J. Douglas Cagle

Date:  November 6, 1998                      /s/      Kenneth R. Barkley