Form 10-Q
period 1999-01-02
CAGLES INC
filed 1999-02-08
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended January 2, 1999
                                     or

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

                  Yes  __x__                   No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

       Class                                      Outstanding January 2, 1999
--------------------------------------          -----------------------------
Class A Common Stock, $1.00 Par Value	                 4,790,482





PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. And Subsidiary

Consolidated Balance Sheets
January 2, 1999 and March 28, 1998
(In Thousands, Except Par Value)
(Period 1/02/99 Unaudited)
                                                   01/02/99       03/28/98
                                                 ------------   -------------
Assets  -----------------------------------------
CURRENT ASSETS
Cash                                             $       154    $        226
Accounts receivable, net of allowance for
doubtful accounts of $839 and $752 at
January 2, 1999 and March 28, 1998,
respectively                                          16,451          17,269
Inventories                                           32,730          32,567
Other current assets                                     669           1,907
                                                 ------------    ------------
Total current assets                                  50,004          51,969
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                             28,465          27,069
OTHER ASSETS                                             694             694
PROPERTY, PLANT, AND EQUIPMENT                       112,309         102,495
Less accumulated depreciation                        (48,751)        (42,808)
                                                 ------------    ------------
Property, plant, and equipment, net                   63,558          59,687
                                                 ------------    ------------
TOTAL ASSETS                                     $   142,721     $   139,419
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY---------------
CURRENT LIABILITIES
Current Maturities of Long Term Debt             $     2,795     $     2,795
Income Taxes Payable                                       0               0
Accounts payable                                      11,415           9,886
Accrued expenses                                      11,907          11,007
                                                 ------------    ------------
Total Current Liabilities                             26,117          23,688
                                                 ------------    ------------
LONG TERM DEBT (net of current maturities)            36,578          48,366
NONCURRENT DEFERRED INCOME TAXES                      11,444          12,223
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
shares and 4790 and 5006 shares issued
respectively                                           4,790           5,006
Capital in excess of par value                         5,042           7,946
Treasury Stock                                          (124)           (354)
Retained earnings                                     58,872          42,544
                                                 ------------    ------------
Total stockholders' equity                            68,582          55,142
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   142,721     $   139,419
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 13 and 40 weeks ended January 2, 1999
and the 13 and 39 weeks ended December 27, 1997
(Amounts in thousands, except per share data)
(Period 01/02/99 Unaudited)
                                        13 wks    13 wks    40 wks    39 wks
                                         ended     ended     ended     ended
                                       01/02/99  12/27/97  01/02/99  12/27/97
                                       --------  --------  --------  --------
Net Sales                              $ 83,466  $ 82,532  $259,142  $265,986

Costs and Expenses:
Cost of Sales                            70,597    79,472   222,287   254,463
Selling and Delivery                      2,131     2,617     7,539     8,192
General and Administrative                1,846     1,579     5,426     4,741
                                        -------  --------  --------  --------
Total costs and expenses                 74,574    83,668   235,252   267,396
                                        -------  --------  --------  --------
Income (Loss) From Operations             8,892    (1,136)   23,890    (1,410)

Other Income(Expense):
Interest expense                           (608)     (828)   (2,246)   (2,713)
Income from unconsolidated
affiliates and other
income, net                                 790     2,356     4,510     6,784
                                       --------  --------  --------  --------
Income (Loss) Before Income Taxes         9,074       392    26,154     2,661

(Provision) Benefit For Income Taxes     (3,317)     (150)   (9,383)     (992)
                                       --------  --------  --------  --------
Net Income (Loss)                      $  5,757  $    242  $ 16,771  $  1,669
                                       ========  ========  ========  ========
Weighted Average Shares Outstanding
              -Basic                      4,790     5,006     4,896     5,006
              -Diluted                    4,797     5,006     4,905     5,006
                                       ========  ========  ========  ========
Net Income (Loss) Per Common Share
              -Basic                   $   1.20  $   0.05  $   3.43  $   0.33
              -Diluted                 $   1.20  $   0.05  $   3.42  $   0.33
Dividends Per Common Share             $    .03  $    .03  $    .09  $    .09
                                       ========  ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.



Cagle's, Inc & Subsidiary
Consolidated Statements of Cash Flows
For the 40 weeks ended January 2, 1999
and the 39 weeks ended December 27, 1997
(In Thousands) (unaudited)

                                                  Jan. 02, 1999   Dec. 27, 1997
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $     16,771    $      1,672

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            6,457           5,937
loss on disposal of property, plant and equipment           18            (276)
Changes in investment in and receivables from
unconsolidated affiliates                               (1,396)         (6,510)
Changes in assets and liabilities:
Accounts receivables, net                                  818            (369)
Inventories                                               (163)            558
Insurance Proceeds Receivable                                0           3,054
Deferred Income Taxes asset                                  0             114
Other current assets                                     1,238           1,332
Accounts payable                                         1,529            (112)
Accrued expenses                                           900           1,961
Income taxes payable                                         0               0
Deferred income taxes payable                             (779)           (346)
                                                  -------------   -------------
Total Adjustments                                        8,622           5,343
                                                  -------------   -------------
Net cash provided by operating activities               25,393           7,015
                                                  -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment            (10,409)         (4,826)
(increase) decrease in other assets                          0              (9)
Proceeds from the sale of property, plant, and equip.       65           2,832
                                                  -------------   -------------
Net cash used in investing activities                  (10,344)         (2,003)
                                                  -------------   -------------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                      (11,788)         (4,259)
Dividends Paid                                            (443)           (450)
Repurchase of Common Stock                              (2,949)           (222)
Proceeds from exercise of Stock Options                     59               0
                                                  -------------   -------------
Net cash used by financing activities                  (15,121)         (4,931)
                                                  -------------   -------------
NET INCREASE IN CASH                                       (72)             81
CASH AT BEGINNING OF PERIOD                                226              94
                                                   -------------   -------------
CASH AT END OF PERIOD                              $       154     $       175
                                                   =============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                        $     2,246     $     2,966
                                                  =============   =============
Income Taxes                                       $    10,162     $       967
                                                  =============   =============
The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
October 3, 1998

 1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments which are of normal and recurring nature, necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of January 2, 1999 and March 28, 1998 and the results of their operations and their cash flows for the 13 weeks and 40 weeks ended January 2, 1999 and the 13 weeks and 39 weeks ended December 27, 1997.

 2. The results of operations for the 13 weeks and 40 weeks ended January 2, 1999 and the 13 weeks and 39 weeks ended December 27, 1997 are not necessarily indicative of the results expected for the full year.

 3.  Inventories consisted of the following:  (In Thousands)

                                   January 2, 1999      March 28, 1998

Finished Product                        $14,422               $14,295
Field Inventory and Breeders             14,686                14,036
Feed, Eggs, and Medication                2,405                 2,582
Supplies                                  1,217                 1,654
                                    ----------------     --------------
                                        $32,730               $32,567

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

 5.  Investments in and Receivables from Unconsolidated Affiliates.
     The Company accounts for its investments in (5) five unconsolidated affiliates using the equity method. The Company's share of earnings from from these affiliates totaled $1,056,000 and $4,726,000 for the 13 weeks and 40 weeks ended January 2, 1999. Earnings from unconsolidated affiliates existing during the 13 and 39 weeks ended December 27, 1997 were $1,466,000 and $5,799,000 respectively.

 6.  Year 2000 Compliance
     The Company has implemented a formal plan to address issues associated with the Year 2000 as it relates to systems throughout the company and with vendors and customers. Progress is monitored regularly and the status is reported to management and quarterly to the Board of Directors. The Company is on schedule to be fully compliant by April 3, 1999 as it relates to all major issues. The total costs associated with this program is not expected to materially affect earnings although final cost will not be known until program is complete.


Management's Discussion and Analysis of Financial
Condition and Results of Operation
January 2, 1999

Financial Condition
Continued strong earnings and cash flows have enabled the Company to make Capital improvements, continue its stock re-purchase program and significantly reduce its debt during the nine months ended January 2, 1999. During the quarter just completed the Company renewed its revolving line of credit and increased the line to $40 million of which $19 million was outstanding at the end of the period.

Results of Operations
Sales for the 13 week period ended January 2, 1999 compared to the 13 weeks ended December 27, 1997 were 1.1% higher and is attributed to 4% more production pounds, a higher market price for whole birds. Georgia Dock quoted market price was 16.1% higher, however the impact of depressed export prices for dark meat tended to off-set other positive market conditions. Sales for the 40 weeks ended January 2, 1999 were 2.6% lower than year ago levels and while production for the quarter was up slightly over year ago levels the year to date production total was slightly less and the same market factors influenced the total year to days results.

Another factor influencing revenues for the 13 week and 40 week period as compared to year ago levels is volume of outside purchases for further processing which has been lower than previous years due to ability to better utilize production from within the company to produce further processed items.

Gross margins for the quarter and 40 week period ended January 2, 1999 were significantly improved over the corresponding periods of a year ago. For the quarter ended January 2, 1999 gross margin was 15.4% as compared to 3.71% for the same quarter of a year ago. For the 40 weeks ended January 2, 1999 the gross margin was 14.2% as compared to 4.3% for the 39 weeks ended December 27, 1997. The major contributor to this improvement was lower feed cost which averaged 26.5% and 23.4% lower for the quarter and 9 month periods respectively as compared to year ago prices.

Selling, Delivery and Administrative Expenses
Selling, delivery and administrative expenses were down slightly for the quarter and unchanged for year to date as compared to the same period of a year ago.

Interest Expense
Interest Expense was 26.6% lower for the quarter and 17.2% lower for the 40 weeks as compared to the same periods of a year ago and is a function of reduced borrowing.

Other Income
Other income declined by 66.4% for the quarter and 33.5% for the 40 weeks as compared to the comparable periods of a year ago. This drop-off in other income reflects the impact of Kentucky Joint Ventures operations which are recorded via the equity method. When netted together against earnings of the other unconsolidated affiliates the total is substantially reduced.

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



Date:  February 5, 1999                      /s/      J. Douglas Cagle

Date:  February 5, 1999                      /s/      Kenneth R. Barkley