Form 10-K
period 1999-04-03
CAGLES INC
filed 1999-06-23
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-K

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended______APRIL 03, 1999___________________________or

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                     _X_ YES    ___ NO
STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.) __$28,842,057_(based_on_16.375 per_share_closing_price_on_April_26,_1999)___

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS.)
__Class_A_Common_Stock_at_$1.00_par_value______________________________________
__4,797,731_shares_at_$1.00_par_value__________________________________________

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE
DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933. (THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR IDENTIFICATION PURPOSES.)
  Parts of the following documents are incorporated by reference in Parts II, III, and IV of this Form 10-K report; 1) registrant's annual report to shareholders for fiscal year ended April 03, 1999 - Items 5, 6, 7, 8, and 14.
  2) Proxy statements for registrant's 1999 annual meeting of shareholders-Items 10, 11, 12, and 13.

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

Customers

Equity Foods ("Equity") accounted for approximately 16% of the Company's sales for the year ended April 3, 1999. The Company has an agreement with Equity to supply chicken under a cost-plus arrangement, and approximately 20% of the Company's production is committed to Equity. Under the arrangement, production in excess of Equity's demands and by-products are sold to other customers and are credited against the cost-plus arrangement. The Company generally receives full margin on processed pounds regardless of the final customer.

Backlog

The Company had no material backlog of orders existing as of April 3, 1999.

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


                           Item 2:  Properties

Production and Facilities

Breeding and Hatching

The Company supplies its broiler chicks by producing all of its own hatching eggs from breeder flocks owned by the Company. These breeder flocks are maintained on 58 contract grower farms. In addition, the replacement breeder pullets are maintained on 36 contract grower farms where the breeders are reared from one day old to approximately 18 weeks old and then moved to the breeder farm where they begin to produce eggs at about 25 weeks of age.
These farms are located in north Georgia.

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

Grow-Out

The Company places its broiler chicks on approximately 278 contract grower farms. The birds are grown separately by sex to provide the exact size requirement of the Company's customers.

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

Feed Mills

The Company owns two feed mills. The Dalton, Georgia feed mill has a production capacity of approximately 520,000 tons per year. The feed mill in Forsyth, Georgia, has the capacity to produce approximately 300,000 tons per year. The Company plans to build a new feed mill in Rockmart, Georgia and increase the capacity of the Forsyth, Georgia mill during fiscal year 2000.

Processing

As the broilers reach the desired processing weight, they are removed from the houses and transported by company trucks to a processing plant.

The processing plants are located in Pine Mountain, Georgia; Macon, Georgia; and Collinsville, Alabama. The Macon, Georgia, plant has the capacity to process 8,400 birds per hour, and the Collinsville plant can process up to 12,600 birds per hour. The Pine Mountain plant has the capacity to process 10,800 birds per hour. The Pine Mt. Valley, Georgia, and Collinsville, Alabama, plants operate two full shifts. The Macon, Georgia plant operates one shift.

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

Freezer Storage

The Company's facilities located in Atlanta, Georgia; Collinsville, Alabama; Pine Mountain, Georgia; and Lovejoy, Georgia, have freezer storage facilities with aggregate capacity of approximately 14,800,000 pounds of frozen product. The Company utilizes outside storage services as needed to supplement its own freezer capacity.

Local Distribution

As an extension of the company sales division, local distribution is operated from refrigerated warehouse facilities in Atlanta, Georgia. This unit has sales representatives located in Macon, Georgia, as well as Atlanta and Collinsville, Alabama, and is designed to provide storage and delivery service for customers.

Significant Unconsolidated Subsidiaries

The Company owns a 50% interest in a joint venture, which is a fully integrated poultry company located in Camilla, Georgia. The joint venture is growing and processing approximately 1,300,000 birds per week in a processing plant that is capable of processing up to 1,400,000 broilers per week. The Company also owns a minority interest in a poultry by-product company. In December 1995, the Company acquired a 1/3 interest in a grower housing financing company. During this fiscal year the Kentucky joint venture purchased a 1/4 interest in this venture, which diluted the Company's ownership to 1/4. The financing company finances poultry houses for growers who are contract growers for the joint venture companies. In November, 1997 a Joint Venture poultry company was formed in Kentucky and the company became a minority member.

Executive Offices

The Company's executive offices are located in a renovated two-story (22,000-square-foot) building at 2000 Hills Avenue, NW, Atlanta, Georgia. The building is owned by the Company.

All of the properties described above are in good condition and are adequate for their stated uses.

                        Item 3:  Legal Proceedings

Subsequent to April 3, 1999, suit was filed against Cagle's Farms, Inc. in Superior Court of Whitfield County on April 20, 1999 and on May 19, 1999, Suit was filed in District Court for the Middle District of GA against the Company, Cagle' Farms, Inc., Cagle Foods, JV LLC, Cagle Foods Credit LLC and Cagle-Keystone Foods JV. These two separate suites were brought by two different groups of contract breeder growers seeking unspecified damages and allege that the defendant misrepresented certain facts regarding profitability and cash flow as an inducement to their becoming contract producers. The Company and other dependents deny all allegations and are vigorously defending against this action and expect to be fully vindicated.

In addition to the above mentioned suits, a suit was brought against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV, LLC and Cagle-Keystone Foods JV,
LLC on May 12, 1999 in U.S. District Court for the Northern District of Ga. by three contract broiler growers of whom one is a current producer for Cagle's Farms, Inc., one a former contract producer for Cagle's Farms, Inc., and one a contract producer for Cagle Foods JV, LLC, a separate joint venture company. This suit alleges certain discrepancies in practices used at various locations within the Company and at Cagle Foods JV, LLC to weigh live poultry as it is received at the processing plant and unspecified damages. This suit seeks class action status. The Company and other defendants deny all allegations and are vigorously defending against all complaints and expect to be completely vindicated.

Other than those actions listed above, the Company is routinely involved in various lawsuits and legal matters on an ongoing basis as a result of day to day operations; however the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company or its business.


         Item 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter of fiscal 1999.

                                     PART II

               Item 5:  Market for Registrant's Common Equity
                        and Related Stockholder Matters

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended April 3, 1999 and is incorporated herein by reference.


                       Item 6:  Selected Financial Data

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended April 3, 1999 and is incorporated herein by reference.


            Item 7:  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended April 3, 1999 and is incorporated herein by reference.

Item 8:  Financial Statements and Supplementary Data

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended April 3, 1999 and is incorporated herein by reference.

            Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.



                                    PART III

           Item 10:  Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 9, 1999 and is incorporated herein by reference.

                    Item 11:  Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 9, 1999 and is incorporated herein by reference.

     Item 12:  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 9, 1999 and is incorporated herein by reference.

           Item 13:  Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 9, 1999 and is incorporated herein by reference.



                                      PART IV

   Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

(a)1.   Financial Statements


The Company's 1999 Annual Report to Stockholders contains the consolidated balance sheets as of April 3, 1999 and March 28, 1998, the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 3, 1999, and the related report of Arthur Andersen LLP as to these financial statements. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference.
The financial statements, incorporated by reference, include the following:

	Consolidated Balance Sheets_ April 3, 1999 and March 28, 1998

	Consolidated Statements of Income for the Years Ended
         April 3, 1999, March 28, 1998, and  March 29, 1997

	Consolidated Statements of  Stockholders' Equity for the Years Ended
 .	   April 3, 1999, March 28, 1998, and  March 29, 1997

	Consolidated Statements of Cash Flows for the Years Ended
 .	   April 3, 1999, March 28, 1998, and  March 29, 1997


	Notes to Consolidated Financial Statements for the Years Ended
 .	   April 3, 1999, March 28, 1998, and  March 29, 1997

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