Form 10-Q
period 1999-07-03
CAGLES INC
filed 1999-08-10
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended July 03, 1999
                                     or

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

                  Yes  __x__                   No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

       Class                                      Outstanding July 03, 1999
--------------------------------------          -----------------------------
Class A Common Stock, $1.00 Par Value	                 4,770,531


PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. And Subsidiary
Consolidated Balance Sheets
July 03, 1999 and April 03, 1999
(In Thousands, Except Par Value)
(July 03, 1999 Unaudited)
                                                   07/03/99       04/03/99

                                                 ------------   -------------
Assets  -----------------------------------------
CURRENT ASSETS
Cash                                                  $   69          $   97
Accounts receivable, net of allowance for
doubtful accounts of $830 and $715 at
July 03, 1999 and April 03, 1999,
respectively                                          19,610          22,533
Inventories                                           35,614          34,291
Notes Receivable                                       1,402           1,400
Other current assets                                   1,729           1,179
                                                 ------------    ------------
Total current assets                                  58,424          59,500
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                             29,012          28,199
OTHER ASSETS                                             694             694
PROPERTY, PLANT, AND EQUIPMENT                       116,047         112,046
Less accumulated depreciation                        (51,648)        (49,632)
                                                 ------------    ------------
Property, plant, and equipment, net                   64,399          62,414
                                                 ------------    ------------
TOTAL ASSETS                                        $152,529        $150,807
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY---------------
CURRENT LIABILITIES
Current Maturities of Long Term Debt              $    2,796      $    2,796
Current Deferred Income Taxes                          1,007               0
Accounts payable                                      14,502          12,804
Accrued expenses                                      13,790          13,431
                                                 ------------    ------------
Total Current Liabilities                             32,095          29,031
                                                 ------------    ------------
LONG TERM DEBT (net of current maturities)            32,676          36,873
NONCURRENT DEFERRED INCOME TAXES                      11,729          11,729
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
shares and 4770 and 4797 shares issued
respectively                                           4,770           4,797
Capital in excess of par value                         4,617           5,035
Treasury Stock held for Options                          (72)           (124)
Retained earnings                                     66,714          63,466
                                                 ------------    ------------
Total stockholders' equity                            76,029          73,174
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 152,529       $ 150,807
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 13 weeks ended July 03, 1999 and June 27, 1998
(Amounts in thousands, except per share data)
(unaudited)
                                        13 wks       13 wks
                                         ended        ended
                                       07/03/99     06/27/98
                                       --------     --------
Net Sales                               $86,358      $82,874

Costs and Expenses:
Cost of Sales                            76,339       73,864
Selling and Delivery                      2,444        2,596
General and Administrative                2,560        1,619
                                        -------     --------
Total costs and expenses                 81,343       78,151
                                        -------     --------
Income (Loss) From Operations             5,015        4,723

Other Income(Expense):
Interest expense                           (627)        (846)
Income from unconsolidated
affiliates and other
income, net                               1,065        1,871
                                       --------     --------
Income (Loss) Before Income Taxes         5,453        5,748

(Provision) Benefit For Income Taxes     (2,062)      (2,070)
                                       --------     --------
Net Income (Loss)                        $3,391      $ 3,678
                                       ========     ========
Weighted Average Shares Outstanding
              -Basic                      4,765        4,981
              -Diluted                    4,770        5,003
                                       ========     ========
Net Income (Loss) Per Common Share
              -Basic                   $   0.71     $   0.74
              -Diluted                 $   0.71     $   0.74
Dividends Per Common Share                  .03          .03
                                       ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc & Subsidiary
Consolidated Statements of Cash Flows
For the 13 weeks ended July 03, 1999 and June 27, 1998
(In Thousands)
(unaudited)
                                                  July 03, 1999   June 27, 1998
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                  $     3,391    $     3,678

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            2,016           2,095
(gain)loss on disposal of property, plant and
equipment                                                    0              28
Changes in investment in and receivables from
unconsolidated affiliates                                 (813)           (675)
Changes in assets and liabilities:
Accounts receivables, net                                2,923            (452)
Inventories                                             (1,323)          3,784
Notes Receivable                                            (2)              0
Deferred Income Taxes asset                                  0               0
Other current assets                                      (550)            406
Accounts payable                                         1,698            (495)
Accrued expenses                                           359            (167)
Income taxes payable                                     1,007             888
Deferred income taxes payable                                0               0
                                                        -------         -------
Total Adjustments                                        5,315           5,412
                                                        -------         -------
Net cash provided (uses) by operating activities         8,706           9,090
                                                        -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment             (4,001)         (1,293)
(Increase)decrease in other assets                           0               0
Proceeds from the sale of property, plant, and equip.        0              43
                                                        -------         -------
Net cash used in investing activities                   (4,001)         (1,250)
                                                        -------         -------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                       (4,197)         (7,697)
Proceeds from issuance of long-term debt                     0               0
Dividends Paid                                            (143)           (150)
Repurchase of Common Stock                                (416)            (44)
Proceeds from exercise of Stock Options                     23              25
Sale of Option Treasury Shares                               0              35
                                                        -------         -------
Net cash provided (used) by financing activities        (4,733)         (7,831)
                                                        -------         -------
NET INCREASE(DECREASE) IN CASH                             (28)              9
CASH AT BEGINNING OF PERIOD                                 97             226
                                                        -------         -------
CASH AT END OF PERIOD                                   $   69          $  235
                                                        =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest               $  512          $1,003
                                                        =======         =======
Income Taxes paid                                       $  559          $    8
                                                        =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
July 03, 1999
(unaudited)

1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature, necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of July 03, 1999 and April 03, 1999 and the results of their operations and their cash flows for the 13 weeks ended July 03, 1999 and the 13 weeks ended June 27, 1998.

2. The results of operations for the 13 weeks ended July 3, 1999 and June 27, 1998 are not necessarily indicative of the results expected for the full year.

3.  Inventories consisted of the following:  (In Thousands)

                                   July 03, 1999        April 03, 1999

Finished Product	                       $17,281               $16,618
Field Inventory and Breeders              14,546                13,316
Feed, Eggs, and Medication                 2,506                 2,937
Supplies	                               1,281                 1,420
                                    ----------------     --------------
                                         $35,614               $34,291

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

5.  Investments in and Receivables from Unconsolidated Affiliates.
     The Company accounts for its investments in (5) five unconsolidated affiliates using the equity method. The Company's share of earnings from from these affiliates totaled $1,012,000 for the 13 weeks ended July 03, 1999. The earnings reported for these same affiliates totaled $1,902,000 for the 13 weeks ended June 27, 1998.

6.  Year 2000 Compliance
     The Company implemented a formal plan to address issues associated with the Year 2000 during 1998 as these issues relate to systems throughout the Company and with vendors and customers. Progress is monitored regularly and the status reported to the Board of Directors quarterly. The Company completed its last major software system conversion during the July 4th weekend and hardware upgrade over the weekend of July 24th and 25th.
     All systems, internal and external (i.e. vendors and customers) will continue to be tested and monitored throughout the remainder of the time leading up to 1/1/2000. Substantially all of the Company's compliance activities are anticipated to be complete by the end of the second quarter of fiscal 2000. Total budget for this project is expected to be less than $500,000.

Management's Discussion and Analysis of Financial
Condition and Results of Operation
July 03, 1999


Financial Condition

The Company's continued strong profit performance to further strengthen its financial condition during the quarter ended July 3, 1999 by paying down funded debt and increasing shareholder equity. Funded debt was $35,472,000 at July 3, 1999 as compared to $39,669,000 at April 3, 1999. The Company had $20,970,000
available for borrowing under existing revolving loan agreement as of July 3, 1999.
The Company is currently negotiating an addition to the current term credit facility to fund the two previously announced capital projects, a processing facility in Perry, GA and a feed mill in Rockmart, GA totaling $54,000,000. This package is expected to close not later than September 30, 1999. It is expected that the total package will involve industrial revenue bonds at each location.


Results of Operations

Sales for the 13 week period ended July 3, 1999 increased by 4.2% as compared to the same period of a year ago and is due primarily to added volume created by outside purchases as the Company prepares for new production that will be generated through the new Perry, GA facility in early 2000. In addition, production tonnage from existing plants increased by 6.5% over the same period of a year ago, however, continued depressed prices for export items, mostly dark meat items, and lower than year ago prices for white meat, predominately marketed as boneless breast and wings, offset to some extent the sales benefit of the increased volume. Gross margins for the quarter averaged 11.65% as compared to 10.9% for the same period of a year ago. Again, feed ingredient cost was the major component of the margin increase as feed cost was 15.2% lower than a year ago. Feed grain cost is the largest single factor in the production cost of a broiler chicken.


Selling, Delivery and Administrative Expenses

As a category, these expenses increased by 16.7% as compared to the corresponding period of a year ago with the component exhibiting the major increase being professional fees required as a result of a series of lawsuits in which the Company is currently involved.


Interest Expense

Interest Expense for the quarter was 25.9% lower than for the same period of a year ago and is a function of reduced debt levels and favorable interest rates.

Other Income

Other income declined by 43% for the quarter as compared to a year ago and reflects the import of start-up costs and the resulting losses associated with the new Kentucky Joint Venture.


Income Taxes

The provision for income taxes reflects taxes at statutory rates adjusted for available tax credits to which the company expects is entitled.




Part II	Other Information

Item 9  Exhibits and Reports on Form 8-K
	a.  Not applicable
	b.  No reports on Form 8-K were filed during the quarter.

Signatures

	Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 6, 1999                      /s/      J. Douglas Cagle

Date:  August 6, 1999                      /s/      Kenneth R. Barkley