Form 10-Q
period 1999-10-02
CAGLES INC
filed 1999-11-05
CIK 16104

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                   Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended October 2, 1999
                                     or

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

                  Yes  __x__                   No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

       Class                                      Outstanding October 2, 1999
--------------------------------------          -----------------------------
Class A Common Stock, $1.00 Par Value	                 4,747,280


PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. and Subsidiary


Consolidated Balance Sheets
October 2, 1999 and April 3, 1999
(In Thousands, Except Par Value)
(Period 10/02/99 Unaudited)
                                                   10/02/99       04/03/99
                                                 ------------   -------------
Assets  -----------------------------------------
CURRENT ASSETS
Cash                                             $       114    $         97
Accounts receivable, net of allowance for
doubtful accounts of $918 and $715 at
October 2, 1999 and April 3, 1999,
respectively                                          17,988          22,533
Inventories                                           35,150          34,291
Notes receivable                                       1,401           1,400
Other current assets                                   1,013           1,179
                                                 ------------    ------------
Total current assets                                  55,666          59,500
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                             29,739          28,199
OTHER ASSETS                                             694             694
PROPERTY, PLANT, AND EQUIPMENT                       120,804         112,046
Less accumulated depreciation                        (53,614)        (49,632)
                                                 ------------    ------------
Property, plant, and equipment, net                   67,190          62,414
                                                 ------------    ------------
TOTAL ASSETS                                     $   153,289     $   150,807
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY---------------
CURRENT LIABILITIES
Current maturities of long term debt             $     2,796     $     2,796
Accounts payable                                      11,781          12,804
Accrued expenses                                      14,225          13,431
                                                 ------------    ------------
Total Current Liabilities                             28,802          29,031
                                                 ------------    ------------
LONG TERM DEBT (net of current maturities)            35,478          36,873
NONCURRENT DEFERRED INCOME TAXES                      10,367          11,729
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
shares, issued and outstanding 4,747 and 4,797
shares, respectively                                   4,747           4,797
Capital in excess of par value                         4,198           5,035
Treasury stock held for options                         (106)           (124)
Retained earnings                                     69,803          63,466
                                                 ------------    ------------
Total stockholders' equity                            78,642          73,174
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   153,289     $   150,807
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc. & Subsidiary
Consolidated Statements of Income
For the 14 and 26 weeks ended October 2, 1999
and the 13 and 27 weeks ended October 3, 1998
(Amounts in thousands, except per share data)
(Period 10/02/99 Unaudited)
                                        13 wks    14 wks    26 wks    27 wks
                                         ended     ended     ended     ended
                                       10/02/99  10/03/98  10/02/99  10/03/98
                                       --------  --------  --------  --------
Net Sales                              $ 83,046  $ 92,802  $169,404  $175,676

Costs and Expenses:
Cost of Sales                            73,678    77,826   150,017   151,690
Selling and Delivery                      2,781     2,812     5,225     5,408
General and Administrative                2,105     1,889     4,665     3,580
                                        -------  --------  --------  --------
Total costs and expenses                 78,564    82,527   159,907   160,678
                                        -------  --------  --------  --------
Income From Operations                    4,482    10,275     9,497    14,998

Other Income(Expense):
Interest expense                           (403)     (792)   (1,030)   (1,638)
Income from unconsolidated
affiliates and other
income, net                                 961     1,849     2,026     3,720
                                       --------  --------  --------  --------
Income before income taxes                5,040    11,332    10,493    17,080

(Provision) benefit for income taxes     (1,807)   (3,996)   (3,869)   (6,066)
                                       --------  --------  --------  --------
Net Income                             $  3,233  $  7,336  $  6,624  $ 11,014
                                       ========  ========  ========  ========
Weighted Average Shares Outstanding
              -Basic                      4,758     4,929     4,761     4,967
              -Diluted                    4,761     4,929     4,766     4,967
                                       ========  ========  ========  ========
Net Income (Loss) Per Common Share
              -Basic                   $   0.68  $   1.49  $   1.39  $   2.22
              -Diluted                 $   0.68  $   1.49  $   1.39  $   2.22
Dividends Per Common Share             $    .03  $    .03  $    .06  $    .06
                                       ========  ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc & Subsidiary
Consolidated Statements of Cash Flows
For the 26 weeks ended October 2, 1999 and 27 weeks ended October 3, 1998
(In Thousands)  (Period 10/02/99 Unaudited)
                                                  Oct. 02, 1999   Oct. 03, 1998
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $      6,624    $     11,014

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            4,019           4,174
(gain)/loss on disposal of property,
plant and equipment                                        (10)             19
Changes in investment in and receivables from
unconsolidated affiliates                               (1,540)           (963)
Changes in operating assets and liabilities:
Accounts receivables, net                                4,545          (1,815)
Inventories                                               (859)          2,954
Other current assets                                       165           1,039
Accounts payable                                        (1,023)          2,070
Accrued expenses                                           794             892
Income taxes payable                                         0           1,024
Deferred income taxes payable                           (1,362)              0
                                                   -------------   ------------
Total Adjustments                                        4,729           9,394
                                                   -------------   ------------
Net cash provided by operating activities               11,353          20,408
                                                   -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment             (8,807)         (5,041)
Proceeds from the sale of property, plant, and equip.       22              63
                                                    -------------   -----------
Net cash used in investing activities                   (8,785)         (4,978)
                                                   -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital
lease obligations                                       (1,395)        (12,088)
Dividends paid                                            (285)           (299)
Repurchase of common stock                                (894)         (2,949)
Proceeds from exercise of stock options                     23              59
                                                   -------------   ------------
Net cash used in financing activities                   (2,551)        (15,277)
                                                   -------------   ------------
NET INCREASE IN CASH                                        17             153
CASH AT BEGINNING OF PERIOD                                 97             226
                                                   -------------   ------------
CASH AT END OF PERIOD                              $       114     $       379
                                                   =============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                        $     1,026     $     1,795
                                                   =============   ============
Income Taxes                                       $     4,736     $     3,768
                                                   =============   ============
The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
October 2, 1999



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of October 2, 1999 and April 3, 1999 and the results of their operations and their cash flows for the 13 weeks and 26 weeks ended October 2, 1999 and the 14 weeks and 27 weeks ended October 3, 1998.



2. The results of operations for the 13 weeks and 26 weeks ended October 2, 1999 and the 14 weeks and 27 weeks ended October 3, 1998 are not necessarily indicative of the results expected for the full year.

3.  Inventories consisted of the following:  (In Thousands)

                                   October 2, 1999        April 3, 1999

Finished Product                        $17,592               $16,618
Field Inventory and Breeders             13,615                13,316
Feed, Eggs, and Medication                2,481                 2,937
Supplies                                  1,462                 1,420
                                    ----------------     --------------
                                        $35,150               $34,291

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

5.  Investments in and Receivables from Unconsolidated Affiliates.
     The Company accounts for its investments in (5) unconsolidated affiliates using the equity method. The Company's share of earnings from these affiliates totaled $930,573 for the 13 weeks ended October 2, 1999 and $1,943,573 for the 26 weeks ended October 2, 1999. The earnings reported for the 14 weeks and 27 weeks ended October 3, 1998 were $1,769,000 and $3,671,000, respectively.


6.  Year 2000 Compliance
     The Company implemented a formal plan to address issues associated with the Year 2000 during 1998 as these issues relate to systems throughout the Company and with vendors and customers. Progress is monitored regularly and the status is reported to the Board of Directors quarterly. The Company completed its last major hardware and software system conversion during the quarter just ended. All systems, internal and external, (i.e. vendors and customers), will continue to be monitored throughout the remaining time leading up to 1/1/2000. Substantially all of the Company's compliance projects are complete and the total cost is expected to be less than $500,000.


Management's Discussion and Analysis of Financial Condition and Results of Operations

October 2, 1999


Financial Condition


Although margins have declined due to lower market prices when compared to year ago levels, the Company remained profitable for the quarter and six months ended October 2, 1999. The Company has utilized the cash flow generated by continued profits to reduce debt and fund capital needs of the new Perry Processing facility and the new Rockmart, Georgia feed mill. A new credit facility has been negotiated to fund the $54 million required for the above mentioned projects and has been closed subsequent to the end of the quarter. The total credit facility will be comprised of a $72,750,000 term loan and a $40,000,000 revolving credit facility.


Results of Operations
Sales for the 13 week period were 10.5% lower than for the same period of a year ago and is attributed to the extra week included for the comparable quarter last year and somewhat weaker market prices, especially for white meat. Sales for the 26 week period were 3.6% lower than for the 27 week period of a year ago and, as for the quarter, was attributed to the one week difference along with overall lower market prices.
Gross margins for the quarter were 4.8% lower than for the same period of a year ago and 2.2% lower for the 6 month period as compared to year ago margins. The lower margin is the result for lower market prices for broilers and white meat items as well as export products, predominately leg quarters. The market impact was offset to some extent by lower feed grain cost. Feed cost averaged 9.2% less for the 13 weeks and 11.5% lower for the 26 week periods when compared to the same periods of a year ago.

Selling, Delivery and Administrative Expenses


As a classification these expenses were up 3.9% for the quarter and 10.0% for the six month period as compared to a year ago. This increase is attributed primarily to increased professional fees associated with ongoing litigation and increased management staffing in preparation for the new processing facility under construction in Perry, Georgia.


Interest Expense

Interest Expense for the quarter was 49.1% lower than for the comparable quarter and 37.1% lower for the six month period of a year ago due to reduced debt levels and the allocation of $144,934 of interest to the ongoing capital projects.

Other Income
  Other income declined by 48% for the quarter and 45.5% for the 6 month period when compared to the same periods of a year ago and is the result of losses incurred in the start-up of the Kentucky Joint Venture Company.

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



Date:  November 5, 1999                      /s/    J. Douglas Cagle
                                                    Chairman & CEO

Date:  November 5, 1999                      /s/    Kenneth R. Barkley
                                                    Senior VP Finance/Tres/CFO

