Form 10-Q
period 2000-01-01
CAGLES INC
filed 2000-02-02
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended January 1, 2000
                                     or

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

                  Yes  __x__                   No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

       Class                                      Outstanding January 1, 2000
--------------------------------------          -----------------------------
Class A Common Stock, $1.00 Par Value	                 4,747,280





PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. And Subsidiary

Consolidated Balance Sheets
January 1, 2000 and April 03, 1999
(In Thousands, Except Par Value)
(Period 1/01/00 Unaudited)
                                                   01/01/00       04/03/99
                                                 ------------   -------------
Assets  -----------------------------------------
CURRENT ASSETS
Cash                                             $     1,897    $         97
Accounts receivable, net of allowance for
doubtful accounts of $918 and $715 at
January 1, 2000 and April 03, 1999,
respectively                                          14,216          22,533
Inventories                                           34,600          34,291
Notes receivable                                       1,400           1,400
Other current assets                                     584           1,179
                                                 ------------    ------------
Total current assets                                  52,697          59,500
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                             32,052          28,199
OTHER ASSETS                                           1,089             694

PROPERTY, PLANT, AND EQUIPMENT                       134,849         112,046
Less accumulated depreciation                        (55,564)        (49,632)
                                                 ------------    ------------
Property, plant, and equipment, net                   79,285          62,414
                                                 ------------    ------------
TOTAL ASSETS                                     $   165,123     $   150,807
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY---------------
CURRENT LIABILITIES
Current maturities of long term debt             $     4,262     $     2,796
Accounts payable                                      11,474          12,804
Accrued expenses                                      13,448          13,431
                                                 ------------    ------------
Total current liabilities                             29,184          29,031
                                                 ------------    ------------
LONG TERM DEBT (net of current maturities)            44,009          36,873
NONCURRENT DEFERRED INCOME TAXES                      11,097          11,729
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
shares, 4747 and 4797 shares issued at
January 1, 2000 and April 03, 1999, respectively       4,747           4,797
Capital in excess of par value                         4,198           5,035
Treasury stock held for options                         (106)           (124)
Retained earnings                                     71,994          63,466
                                                 ------------    ------------
Total stockholders' equity                            80,833          73,174
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   165,123     $   150,807
                                                 ============    ============
The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 13 and 39 weeks ended January 1, 2000
and the 13 and 40 weeks ended January 2, 1999
(Amounts in thousands, except per share data)
(Period 01/01/00 Unaudited)
                                        13 wks    13 wks    39 wks    40 wks
                                         ended     ended     ended     ended
                                       01/01/00  01/02/99  01/01/00  01/02/99
                                       --------  --------  --------  --------
Net Sales                              $ 77,270    83,466  $246,674  $259,142

Costs and Expenses:
Cost of Sales                            70,660    70,597   220,677   222,287
Selling and Delivery                      2,609     2,131     7,834     7,539
General and Administrative                2,387     1,846     7,052     5,426
                                        -------  --------  --------  --------
Total costs and expenses                 75,656    74,574   235,563   235,252
                                        -------  --------  --------  --------
Income From Operations                    1,614     8,892    11,111    23,890

Other Income(Expense):
Interest expense                           (550)     (608)   (1,580)   (2,246)
Income from unconsolidated affiliates
and other income, net                     2,599       790     4,625     4,510
                                       --------  --------  --------  --------
Income Before Income Taxes                3,663     9,074    14,156    26,154

(Provision) Benefit For Income Taxes     (1,329)   (3,317)   (5,198)   (9,383)
                                       --------  --------  --------  --------
Net Income                             $  2,334  $  5,757  $  8,958  $ 16,771
                                       ========  ========  ========  ========
Weighted Average Shares Outstanding
              -Basic                      4,747     4,790     4,756     4,896
              -Diluted                    4,753     4,797     4,760     4,905
                                       ========  ========  ========  ========
Net Income Per Common Share
              -Basic                   $   0.49  $   1.20  $   1.88  $   3.43
              -Diluted                 $   0.49  $   1.20  $   1.88  $   3.42
Dividends Per Common Share             $    .03  $    .03  $    .09  $    .09
                                       ========  ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.



Cagle's, Inc & Subsidiary
Consolidated Statements of Cash Flows
For the 39 weeks ended January 1, 2000
and the 40 weeks ended January 2, 1999
(In Thousands) (unaudited)

                                                  Jan. 01, 2000   Jan. 02, 1999
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $      8,958    $     16,771

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            6,052           6,457
loss on disposal of property, plant and equipment          (29)             18
Changes in investment in and receivables from
unconsolidated affiliates                               (3,853)         (1,396)
Changes in assets and liabilities:
Accounts receivables, net                                8,317             818
Inventories                                               (309)           (163)
Other current assets                                       595           1,238
Accounts payable                                        (1,330)          1,529
Accrued expenses                                            17             900
Deferred income taxes payable                             (632)           (779)
                                                  -------------   -------------
Total Adjustments                                        8,828           8,622
                                                  -------------   -------------
Net cash provided by operating activities               17,786          25,393
                                                  -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment            (22,940)        (10,409)
(increase) in other assets                                (395)              0
Proceeds from the sale of property, plant, and equip.       46              65
                                                  -------------   -------------
Net cash used in investing activities                  (23,289)        (10,344)
                                                  -------------   -------------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                      (39,453)        (11,788)
Proceeds fron issuance of long-term debt                48,055               0
Dividends Paid                                            (428)           (443)
Repurchase of Common Stock                                (894)         (2,949)
Proceeds from exercise of Stock Options                     23              59
                                                  -------------   -------------
Net cash provided or (used) by financing activities      7,303         (15,121)
                                                  -------------   -------------
NET INCREASE (DECREASE) IN CASH                          1,800             (72)
CASH AT BEGINNING OF PERIOD                                 97             226
                                                   -------------   -------------
CASH AT END OF PERIOD                              $     1,897     $       154
                                                   =============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest(including capitalized interest
            of $575,000)                           $     2,246     $     2,966
                                                  =============   =============
Income Taxes                                       $     5,286     $    10,162
                                                  =============   =============
The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
January 1, 2000
1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of January 1, 2000 and April 3, 1999 and the results of their operations and their cash flows for the 13 weeks and 39 weeks ended January 1, 2000 and the 13 weeks and 40 weeks ended January 2, 1999.
2. The results of operations for the 13 weeks and 39 weeks ended January 1, 2000 and the 13 weeks and 40 weeks ended January 2, 1999 are not necessarily indicative of the results expected for the full year.

3.  Inventories consisted of the following:  (In Thousands)

                                   January 1, 2000         April 3 1999

    Finished Product                     $17,136               $16,618
    Field Inventory and Breeders          12,833                13,316
    Feed, Eggs, and Medication             3,231                 2,937
    Supplies                               1,400                 1,420
                                 ----------------        --------------
                                         $34,600               $34,291

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

5.  Investments in and Receivables from Unconsolidated Affiliates.
     The Company accounts for its investments in 5 unconsolidated affiliates using the equity method. The Company's share of earnings from these affiliates totaled $2,535,427 for the 13 weeks ended January 1, 2000 and $4,479,000 for the 39 weeks ended January 1, 2000. The earnings reported for the 13 weeks and 40 weeks ended January 2, 1999 were $1,056,000 and $4,726,000 respectively.

6.  Year 2000 Compliance
     The Company implemented a formal plan to address issues associated with the Year 2000 as it related to systems throughout the Company and with vendors and customers. The Company had experienced no significant problems as January 1, 2000 passed. The total cost for achieving compliance including hardware and software updates was less than $500,000.


Management's Discussion and Analysis of Financial
Condition and Results of Operation
January 1, 2000

Financial Condition

Sharply lower market prices for broiler and broiler meat products have had a major impact on earnings for the quarter and for the nine month period ended January 1, 2000 as compared to year ago levels, yet the Company remains profitable and in a strong financial position. During the quarter, the Company closed a new credit facility comprised of a $72,750,000 term loan and a $40,000,000 revolving credit facility. The new term loan is being utilized to construct the new processing facility at Perry, Ga. and a new feed mill in Rockmart, Ga. As of January 1, 2000 $48,055,500 had been advanced on the term loan and there were no amounts outstanding on the revolver.

Results of Operations

Sales for the 13 week period ended January 1, 2000 were 7.4% lower as compared to the comparable period ended January 2, 1999 and 4.8% lower for the 39 week period ended January 1, 2000. The lower revenue is the result of significantly lower market prices for broilers and especially white meat items. Export markets have continued to be very weak keeping downward pressure on dark meat, mainly leg quarters and drumsticks. These market factors account for all of the lower revenues for the 13 week period compared to year ago levels. The year to date revenue for the 39 weeks ended January 1, 2000 is also impacted by 1 less week when compared to year to date revenues for the period ended January 2, 1999.
Gross margins for the quarter were 6.9% lower than for the same quarter of a year ago and the year to date gross margin was 3.7% lower than for the comparable period of a year ago. These sharply reduced margins are the direct result of lower market prices as cost of production, primarily feed grain cost, have continued to be a favorable factor for margins.

Selling, Delivery and Administrative Expenses

Expenses in this category increased by 25.6% and 14.8% for the quarter and 9 month period, respectively, as compared to the quarter and 9 month period ending January 2, 1999. This increase is attributed to increased professional fees associated with ongoing litigation and sharing of management personnel to staff the new facilities at Perry, Ga. and Rockmart, Ga. as well as marketing the anticipated increase in volume.

Interest Expense

Interest Expense was lower by 9.5% and 29.7%, respectively, for the quarter and 9 month period as compared to the same periods of a year ago. This reflects lower over all borrowing levels with the expectation of project financing amounts of which the associated interest was capitalized.

Other Income

Other income for the 13 weeks ended January 1, 2000 increased by 228.9% as compared to the 13 weeks ended January 2, 1999 and increased by 2.5% for the 9 months ended January 1, 2000 as compared to the same period ended January 2, 1999. This increase is due to the Kentucky joint ventures company attaining profitable operational levels.

Income Taxes

The provision for income taxes reflects taxes at statutory rates adjusted for available tax credits to which the company expects it is entitled.

Part II	Other Information

Item 9  Exhibits and Reports on Form 8-K
	a.  Not applicable
      b. A report or Form 8-K was filed on November 10, 1999 to disclose a new credit facility

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 2, 2000                      /s/      J. Douglas Cagle

Date:  February 2, 2000                      /s/      Kenneth R. Barkley