Form 10-K
period 2000-04-01
CAGLES INC
filed 2000-06-15
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-K

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended______APRIL 01, 2000___________________________or

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                     _X_ YES    ___ NO
STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.) __$15,827,248_(based_on_9.125 per_share_closing_price_on_April_28,_2000)___

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS.)
__Class_A_Common_Stock_at_$1.00_par_value______________________________________
__4,747,280_shares_at_$1.00_par_value__________________________________________

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE
DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933. (THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR IDENTIFICATION PURPOSES.)
  Parts of the following documents are incorporated by reference in Parts II, III, and IV of this Form 10-K report; 1) registrant's annual report to shareholders for fiscal year ended April 01, 2000 - Items 5, 6, 7, 8, and 14.
  2) Proxy statements for registrant's 2000 annual meeting of shareholders-Items 10, 11, 12, and 13.

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

The Company currently processes approximately 2,225,000 birds per week in its three processing plants, including two plants which operate with two full shifts. Of the Company's total production, approximately 1,150,000 head per week are deboned.

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

Employees and Labor Relations

The Company employs approximately 3,500 persons of whom approximately 51% are covered by collective bargaining agreements which expire at various dates over the next three years. The Company believes its relationship with the bargaining groups and other employees is good.

Seasonal Variations in Business

The seasonal demand for the Company's products is highest during the late spring and summer months and is normally lowest during the winter months.

Customers

Equity Foods ("Equity") accounted for approximately 25% of the Company's sales for the year ended April 1, 2000. The Company has an agreement with Equity to supply chicken under a cost-plus arrangement, and approximately 20% of the Company's production is committed to Equity. Under the arrangement, production in excess of Equity's demands and by-products are sold to other customers and are credited against the cost-plus arrangement. The Company generally receives full margin on processed pounds regardless of the final customer.

Backlog

The Company had no material backlog of orders existing as of April 1, 2000.

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


                           Item 2:  Properties

Production and Facilities

Breeding and Hatching

The Company supplies its broiler chicks by producing all of its own hatching eggs from breeder flocks owned by the Company. These breeder flocks are maintained on 59 contract grower farms. In addition, the replacement breeder pullets are maintained on 39 contract grower farms where the breeders are reared from one day old to approximately 18 weeks old and then moved to the breeder farm where they begin to produce eggs at about 25 weeks of age.
These farms are located in north Georgia.

The Company owns two hatcheries located in Dalton, Georgia, and Forsyth, Georgia, at which eggs are incubated and hatched. This is a continuous process and requires 21 days to complete. After the chicks are removed from the incubator, they are separated by sex, vaccinated against disease, and moved by a special-purpose vehicle, Chick Bus, to the Company's grow-out farms. The two hatcheries have an aggregate capacity of 3,000,000 chicks per week. Both of the hatcheries are company-owned.

Grow-Out

The Company places its broiler chicks on approximately 267 contract grower farms. The birds are grown separately by sex to provide the exact size requirement of the Company's customers.

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

Feed Mills

The Company owns two feed mills. The Dalton, Georgia feed mill has a production capacity of approximately 10,000 tons per week. The feed mill in Forsyth, Georgia, has the capacity to produce approximately 12,000 tons per week. A new feed mill in Rockmart, Georgia presently under construction will have production capacity of 20,000 tons per week.

Processing

As the broilers reach the desired processing weight, they are removed from the houses and transported by company trucks to a processing plant.

The processing plants are located in Pine Mountain, Georgia; Macon, Georgia; and Collinsville, Alabama. The Macon, Georgia, plant has the capacity to process 8,400 birds per hour, and the Collinsville plant can process up to 12,600 birds per hour. The Pine Mountain plant has the capacity to process 10,800 birds per hour. The Pine Mt. Valley, Georgia, and Collinsville, Alabama, plants operate two full shifts. The Macon, Georgia plant operates one shift. The companies new processing facility in Perry, ga. Is scheduled to begin production in late August or early September and will have the capacity to process 1.2 million head of broilers per week.

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

                        Item 3:  Legal Proceedings

Subsequent to April 3, 1999, suit was filed against Cagle's Farms, Inc. in Superior Court of Whitfield County on April 20, 1999 and on May 19, 1999, Suit was filed in District Court for the Middle District of GA against the Company, Cagle Farms, Inc., Cagle Foods, JV LLC, Cagle Foods Credit LLC and Cagle-Keystone Foods JV. These two separate suites were brought by two different groups of contract breeder growers seeking unspecified damages and allege that the defendants misrepresented certain facts regarding profitability and cash flow as an inducement to their becoming contract producers. The court in the Whitfield County case granted the Company's motion to sever, and the case is now continuing with just one plaintiff. The other, former plaintiffs may refile heir claims in separate suits. The Company and other defendants deny all allegations and are vigorously defending against these actions and expect to be fully vindicated.

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


         Item 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter of fiscal 2000.

                                     PART II

               Item 5:  Market for Registrant's Common Equity
                        and Related Stockholder Matters

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended April 1, 2000 and is incorporated herein by reference.


                       Item 6:  Selected Financial Data

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended April 1, 2000 and is incorporated herein by reference.


            Item 7:  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended April 1, 2000 and is incorporated herein by reference.

Item 8:  Financial Statements and Supplementary Data

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended April 1, 2000 and is incorporated herein by reference.

            Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.



                                    PART III

           Item 10:  Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 14, 2000 and is incorporated herein by reference.

                    Item 11:  Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 14, 2000 and is incorporated herein by reference.

     Item 12:  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 14, 2000 and is incorporated herein by reference.

           Item 13:  Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 14, 2000 and is incorporated herein by reference.



                                      PART IV

   Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

(a)1.   Financial Statements


The Company's 2000 Annual Report to Stockholders contains the consolidated balance sheets as of April 1, 2000 and April 3, 1999, the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 1, 2000, and the related report of Arthur Andersen LLP as to these financial statements. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference.
The financial statements, incorporated by reference, include the following:

	Consolidated Balance Sheets
         April 1, 2000 and April 3, 1999

	Consolidated Statements of Income for the Years Ended
         April 1, 2000, April 3, 1999, and March 28, 1998

	Consolidated Statements of  Stockholders' Equity for the Years Ended
 .	   April 1, 2000, April 3, 1999, and March 28, 1998

	Consolidated Statements of Cash Flows for the Years Ended
 .	   April 1, 2000, April 3, 1999, and March 28, 1998

	Notes to Consolidated Financial Statements for the Years Ended
 .	   April 1, 2000, April 3, 1999, and March 28, 1998

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