Form 10-K/A
period 2000-04-01
CAGLES INC
filed 2000-08-07
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-K/A

                          For the fiscal year ended April 1, 2000

                              Commission File Number 1-7138
                                     Cagle's, Inc.
                                Exact Name of Registrant

                  Georgia                     58-0625713
           State of Incorporation      IRS Employer Identified Number

           Securities Registered pursuant to Section 12(B) of the act.

Part IV

Item 14. Exhibits Financial statement schedules and reports on Form 8-K

The purpose of this Form 10K/A is to correct clerical errors discovered in Note #6 to the financial statements.

Note 6(Amended)


6. INVESTMENTS IN AND RECEIVABLE FROM UNCONSOLIDATED AFFILIATES

On March 26, 1993, the Company acquired a 50% equity interest in Cagle Foods JV LLC ("Cagle Foods"), a joint venture formed with an unrelated party to own and operate the Company's processing facility at Camilla, Georgia.
The Company occasionally sells eggs and broilers to and purchases processed products from the joint venture. In addition, the Company performs certain management and administrative services for the joint venture. Sales to, purchases from, accounts payable to and receivable from, and service fees charged to the joint venture are based on terms consistent with those of unrelated parties and are summarized as follows (in thousands):

 .                                     2000          1999          1998
 .                                  --------      --------     ---------
   Sales                           $  3,024      $  2,429     $     930
   Purchases                          5,425        20,441        24,869
   Accounts receivable                   62             5           606
   Accounts payable                       0         1,047           813
   Administrative service fees        1,683         1,756         1,627

On November 14, 1997, the Company acquired a 30% equity interest in a joint venture with its joint venture partner in Cagle Foods. During 1998, the Company contributed certain property, plant, and equipment and other assets in exchange for its equity interest in the new joint venture. This joint venture built a processing facility in Albany, Kentucky, which began limited operations in November 1998.

The Company accounts for its investments in affiliates using the equity method. The Company's share of affiliates' earnings and management fees was $7,248,000, $6,110,000, and $7,484,000 for the years ended April 1,
2000, April 3, 1999, and March 28, 1998, respectively, and is included in other income, net in the accompanying statements of income. At April
1, 2000, undistributed retained earnings from affiliates were approximately $20,423. The Company's share of Cagle Foods' earnings are based on the audited results for the year ended January 1, 2000, adjusted for the unaudited results for interim periods.

Summarized combined unaudited balance sheet information for unconsolidated affiliates as of April 1, 2000 and April 3, 1999 is as follows (in thousands):

 .                                           2000       1999
 .                                        ---------  ---------
  Current assets......................   $  77,872  $  59,012
  Noncurrent assets...................     151,396    153,808
 .                                        ---------  ---------
  Total assets........................     229,268    212,820
 .                                        =========  =========


  Current liabilities.................      35,150     26,510
  Noncurrent liabilities..............     105,405    110,150
  Owners' equity......................      88,713     76,160
 .                                        ---------  ---------
 Total liabilities and owners' equity.    $229,268   $212,820
 .                                        =========  =========


Summarized combined unaudited statements of income information for unconsolidated affiliates for the years ended April 1, 2000, April 3, 1999, and March 28, 1998 is as follows (in thousands):

 .                                             2000      1999       1998
 .                                         ---------  ---------  ---------
  Net sales.............................. $ 332,824  $ 240,867  $ 241,831
  Gross profit...........................    24,079     23,953     25,289
  Operating income.......................	   20,843     16,063     24,321
  Income before taxes....................    14,894     10,502     20,302
 .

Signature

/S/  Kenneth R. Barkley
Date	7/28/00