Form 10-Q
period 2000-07-01
CAGLES INC
filed 2000-08-07
CIK 16104

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended July 1, 2000
                                     or

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

       Class                                      Outstanding July 1, 2000
--------------------------------------          -----------------------------
Class A Common Stock, $1.00 Par Value	                 4,747,280


PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. And Subsidiary Consolidated Balance Sheets
July 1, 2000 and April 1, 2000
(In Thousands, Except Par Value)
(Period 7/01/00 Unaudited)
                                                   07/01/00       04/01/00
                                                 ------------   -------------
Assets  -----------------------------------------
CURRENT ASSETS
Cash                                             $     1,105    $      9,526
Accounts receivable, net of allowance for
doubtful accounts of $983 and $905 at
July 1, 2000 and April 1, 2000,
respectively                                          15,799          15,261
Inventories                                           32,599          31,112
Notes receivable                                       1,400           1,400
Other current assets                                   2,857           2,965
                                                 ------------    ------------
Total current assets                                  53,760          60,264
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                             35,961          34,634
OTHER ASSETS                                           1,049           1,069

PROPERTY, PLANT, AND EQUIPMENT                       172,715         153,644
Less accumulated depreciation                        (59,091)        (57,141)
                                                 ------------    ------------
Property, plant, and equipment, net                  113,624          96,503
                                                 ------------    ------------
TOTAL ASSETS                                     $   204,394     $   192,470
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY---------------
CURRENT LIABILITIES
Current maturities of long term debt             $     8,506     $     6,384
Accounts payable                                      10,127          10,753
Accrued expenses                                      13,320          14,297
                                                 ------------    ------------
Total current liabilities                             31,953          31,434
                                                 ------------    ------------
LONG TERM DEBT (net of current maturities)            79,445          66,570
NONCURRENT DEFERRED INCOME TAXES                      11,649          12,787
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
shares, 4748 shares issued at
July 1, 2000 and April 1, 2000, respectively           4,748           4,748
Capital in excess of par value                         4,198           4,198
Treasury stock held for options                         (106)           (106)
Retained earnings                                     72,507          72,839
                                                 ------------    ------------
Total stockholders' equity                            81,347          81,679
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   204,394     $   192,470
                                                 ============    ============
The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 13 weeks ended July 1, 2000
and the 13 weeks ended July 3, 1999
(Amounts in thousands, except per share data)
(Period 07/01/00 Unaudited)
                                        13 wks       13 wks
                                         ended        ended
                                       07/01/00     07/03/99
                                       --------     --------
Net Sales                              $ 69,184       86,358
Costs and Expenses:
Cost of Sales                            67,294       76,339
Selling and Delivery                      2,413        2,444
General and Administrative                2,080        2,560
                                        -------     --------
Total costs and expenses                 71,787       81,343
                                        -------     --------
(Loss)/Income From Operations            (2,603)       5,015

Other (Expense) Income:
Interest expense                           (567)        (627)
Income from unconsolidated affiliates
and other income, net                     2,875        1,065
                                       --------     --------
(Loss) Income Before Income Taxes         ( 295)       5,453

Benefit (Provision) For Income Taxes        106       (2,062)
                                       --------     --------
Net (Loss)/Income                      $  ( 189)     $ 3,391
                                       ========     ========
Weighted Average Shares Outstanding
              -Basic                      4,742        4,765
              -Diluted                    4,742        4,770
                                       ========     ========
Net (Loss) Income Per Common Share
              -Basic                   $   (.04)    $    .71
              -Diluted                 $   (.04)    $    .71
Dividends Per Common Share             $    .03     $    .03
                                       ========     ========

The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc & Subsidiary
Consolidated Statements of Cash Flows
For the 13 weeks ended July 1, 2000
and July 3, 1999
(In Thousands) (unaudited)

                                                  July 01, 2000   July 03, 1999
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                 $      ( 189)    $      3,391

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            1,970            2,016
loss on disposal of property, plant and equipment
Changes in investment in and receivables from
unconsolidated affiliates                               (1,327)           ( 813)
Changes in assets and liabilities:
Accounts receivables, net                                ( 538)           2,923
Notes Receivable                                             0               (2)
Inventories                                             (1,487)          (1,323)
Other current assets                                       108             (550)
Accounts payable                                          (626)           1,698
Accrued expenses                                          (977)             359
Income taxes payable                                         0            1,007
Deferred income taxes payable                            (1,138)              0
                                                  -------------   -------------
Total Adjustments                                        (4,015)          5,315
                                                  -------------   -------------
Net cash (used in) or provided by
    operating activities                                ( 4,204)          8,706
                                                  -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment             (19,071)        ( 4,001)
                                                  -------------   -------------
Net cash used in investing activities                   (19,071)        ( 4,001)
                                                  -------------   -------------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                           (1)         (4,197)
Proceeds from issuance of long-term debt                15,000               0
Dividends Paid                                            (145)           (143)
Repurchase of Common Stock                                   0            (416)
Proceeds from exercise of Stock Options                      0              23
                                                  -------------   -------------
Net cash provided by (used in) financing activities     14,854          (4,733)
                                                  -------------   -------------
NET DECREASE IN CASH                                    (8,421)            (28)
CASH AT BEGINNING OF PERIOD                              9,526              97
                                                   -------------   -------------
CASH AT END OF PERIOD                              $     1,105     $        69
                                                   =============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest(including capitalized interest
            of $940,000)                           $     1,223     $       512
                                                  =============   =============
Income Taxes                                       $       112     $       559
                                                  =============   =============
The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
July 1, 2000

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of July 1, 2000 and April 1,2000 and the results of their operations and their cash flows for the 13 weeks ended July 1, 2000 and the 13 weeks ended July 3, 1999.

2. The results of operations for the 13 weeks ended July 1, 2000 and July 3, 1999 are not necessarily indicative of the results expected for the full year.

3.  Inventories consisted of the following:  (In Thousands)

                                   July 1, 2000         April 1 1999

    Finished Product                     $15,060               $13,174
    Field Inventory and Breeders          13,822                13,683
    Feed, Eggs, and Medication             2,490                 2,914
    Supplies                               1,227                 1,341
                                 ----------------        --------------
                                         $32,599               $31,112

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

5.  Investments in and Receivables from Unconsolidated Affiliates.
     The Company accounts for its investments in 5 unconsolidated affiliates using the equity method. The Company's share of earnings from these affiliates totaled $2,784,000 for the 13 weeks ended July 1, 2000. The earnings reported for these same affiliates totaled $1,012,000 for the 13 weeks ended July 3, 1999.


Management's Discussion and Analysis of Financial
Condition and Results of Operation
July 1, 2000

Financial Condition

Depressed market prices for poultry products pulled the Company into a loss position for the quarter ended July 01,2000. the loss, joined with continued capital spending required additional borrowing from bank lines of credit. As of July 01,2000 the Company had borrowed $15,000,000 against its $40,000,000 Revolving line of credit in addition to full funding of a $72,750,000 term loan.

The processing facility at Perry, Ga. and Feed Mill in Rockmart, Ga. are expected to become operational in early fall, having unforeseen requirements that have arisen with the Perry facility will require additional funding which is currently being negotiated and is expected to be available as needed.

Results of Operations

Sales for the 13 week period ended July 01, 2000 was 19.9% lower than for the comparable period a year ago. The decision is attributable to reduced selling price as quoted market prices for boneless skinless breast meat average $.31 per lb. (18.7%) lower than for the same period a year ago. Ga. Dock quotation for whole birds was $1.39 per lb. Lower or (2.34%) and 2.22% less tonnage produced within the Company due to reduced average bird size to meet marketing requirements. Additionally less product was purchased from outside sources for resale in further processed form. The impact of these lower market prices was to lower gross margins by 8.84% as compared to a year ago since grain prices remained favorable at very near year ago levels.

Selling, Delivery and Administrative Expenses

These expenses for the 13 weeks ended July 01, 2000 were 10.2% lower than for the 13 weeks ended July 03, 1999 with the decrease spread over several classifications including expenses associated with the Company's risk management program, reduced provision for bonuses and lower cost associated with outside services such as consultants.

Interest Expense

Interest expense for the quarter was 9.6% lower compared to the same period of a year ago, while interest rates increased during the period a higher percentage of the total interest outlay was capitalized as part of the two major construction projects.

Other Income

Other income increased by 170% and is the result of an unconsolidated affiliate which was in a loss situation during the period April 03, 1999 through July 03, 1999 reporting a profit during the period April 01, 2000 through July 01, 2000.

Income Taxes

The provision for income taxes reflects the taxes due at statutory rates adjusted for available tax credit to which the company is entitled. Due to the reported loss for the reporting period a tax benefit is reflected to adjust previous period accruals.


Part II	Other Information

Item 9  Exhibits and Reports on Form 8-K
	a.  Not applicable
      b.  A report or Form 8-K was filed during the quarter.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 7, 2000                     /s/      J. Douglas Cagle
                                                   Chairman and C.E.O.

Date:  August 7, 2000                     /s/      Kenneth R. Barkley
                                                   Sr. VP Finance/Treas/CFO

