Form 10-Q
period 2000-09-30
CAGLES INC
filed 2000-11-03
CIK 16104

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                   Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended September 30, 2000.
                                     or

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

       Class                                   Outstanding September 30, 2000
--------------------------------------          -----------------------------
Class A Common Stock, $1.00 Par Value	                 4,747,280


PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2000 and October 2, 1999
(In Thousands, Except Par Value)
(Period 09/30/00 Unaudited)
                                                   09/30/00       04/01/00
                                                 ------------   -------------
Assets  -----------------------------------------
CURRENT ASSETS
Cash                                             $        93    $      9,526
Accounts receivable, net of allowance for
doubtful accounts of $1,058 and $905 at
September 30, 2000 and April 1, 2000,
respectively                                          14,528          15,261
Inventories                                           28,527          31,112
Notes receivable                                       1,400           1,400
Other current assets                                   1,459           2,965
                                                 ------------    ------------
Total current assets                                  46,007          60,264
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                             37,618          34,634
OTHER ASSETS                                           1,029           1,069

PROPERTY, PLANT, AND EQUIPMENT                       195,666         153,644
Less accumulated depreciation                        (61,113)        (57,141)
                                                 ------------    ------------
Property, plant, and equipment, net                  134,553          96,503
                                                 ------------    ------------
TOTAL ASSETS                                     $   219,207     $   192,470
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY---------------
CURRENT LIABILITIES
Current maturities of long term debt             $     8,506     $     6,384
Accounts payable                                      13,077          10,753
Accrued expenses                                       9,060          10,642
                                                 ------------    ------------
Total Current Liabilities                             30,643          27,779
                                                 ------------    ------------
LONG TERM DEBT (net of current maturities)            91,321          66,570
NONCURRENT DEFERRED INCOME TAXES                      12,093          12,787
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
shares, issued and outstanding 4,748 and 4,748
shares, respectively                                   4,748           4,748
Capital in excess of par value                         4,198           4,198
Treasury stock held for options                         (106)           (106)
Retained earnings                                     72,955          72,839
                                                 ------------    ------------
Total stockholders' equity                            81,795          81,679
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   219,207     $   192,470
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc. & Subsidiary
Consolidated Statements of Income
For the 13 and 26 weeks ended September 30, 2000
and the 13 and 26 weeks ended October 2, 1999
(Amounts in thousands, except per share data)
(Period 09/30/00 Unaudited)
                                        13 wks    13 wks    26 wks    26 wks
                                         ended     ended     ended     ended
                                       09/30/00  10/02/99  09/30/00  10/02/99
                                       --------  --------  --------  --------
Net Sales                              $ 72,590  $ 83,046  $141,774  $169,404

Costs and Expenses:
Cost of Sales                            69,827    73,678   137,121   150,017
Selling and Delivery                      2,300     2,781     4,713     5,225
General and Administrative                2,182     2,105     4,262     4,665
                                        -------  --------  --------  --------
Total costs and expenses                 74,309    78,564   146,096   159,907
                                        -------  --------  --------  --------
(Loss) Income From Operations            (1,719)    4,482    (4,322)    9,497

Other Income(Expense):
Interest expense                           (421)     (403)     (988)   (1,030)
Income from unconsolidated
affiliates and other
income, net                               3,062       961     5,937     2,026
                                       --------  --------  --------  --------
Income before income taxes                  922     5,040       627    10,493

(Provision) benefit for income taxes       (332)   (1,807)     (226)   (3,859)
                                       --------  --------  --------  --------
Net Income                             $    590  $  3,233  $    401  $  6,624
                                       ========  ========  ========  ========
Weighted Average Shares Outstanding
              -Basic                      4,748     4,758     4,748     4,761
              -Diluted                    4,742     4,761     4,742     4,766
                                       ========  ========  ========  ========
Net Income (Loss) Per Common Share
              -Basic                   $   0.12  $   0.68  $    .08  $   1.39
              -Diluted                 $   0.12  $   0.68  $    .08  $   1.39
Dividends Per Common Share             $    .03  $    .03  $    .06  $    .06
                                       ========  ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc & Subsidiary
Consolidated Statements of Cash Flows
For the 26 weeks ended September 30, 2000 and 26 weeks ended October 2, 1999 (In Thousands) (Period 09/30/00 Unaudited)
                                                 Sept. 30, 2000   Oct. 02, 1999
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $        401    $      6,624

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            4,012           4,019
(gain)/loss on disposal of property,
plant and equipment                                          0             (10)
Changes in investment in and receivables from
unconsolidated affiliates                               (2,984)         (1,540)
Changes in operating assets and liabilities:
Accounts receivables, net                                  733           4,545
Inventories                                              2,585            (859)
Other current assets                                     1,506             165
Accounts payable                                         2,324          (1,023)
Accrued expenses                                        (1,582)            794
Income taxes payable                                         0               0
Deferred income taxes payable                             (694)         (1,362)
Other non-current liability                               (300)              0
                                                   -------------   ------------
Total Adjustments                                        5,600           4,729
                                                   -------------   ------------
Net cash provided by operating activities                6,001          11,353
                                                   -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment            (42,022)         (8,807)
Proceeds from the sale of property, plant, and equip.        0              22
                                                    -------------   -----------
Net cash used in investing activities                  (42,022)         (8,785)
                                                   -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital
lease obligations                                       (2,128)         (1,395)
Proceeds from issuance of long-term debt                29,000               0
Dividends paid                                            (284)           (285)
Repurchase of common stock                                   0            (894)
Proceeds from exercise of stock options                      0              23
                                                   -------------   ------------
Net cash used in financing activities                   26,588          (2,551)
                                                   -------------   ------------
NET (DECREASE) INCREASE IN CASH                         (9,433)             17
CASH AT BEGINNING OF PERIOD                              9,526              97
                                                   -------------   ------------
CASH AT END OF PERIOD                              $        93     $       114
                                                   =============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest (includes capitalized interest of
    $2,355 for period ended 9/30/00)               $     3,115     $     1,026
                                                   =============   ============
Income Taxes                                       $       112     $     4,736
                                                   =============   ============
The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
October 30, 2000



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of September 30, 2000 and April 1,2000 and the results of their operations for the 13 weeks and 26 weeks ended September 30, 2000 and October 2, 1999 and their cash flows for the 26 weeks ended September 30, 2000 and October 2, 1999.

2. The results of operations for the 13 weeks and 26 weeks ended September 30, 2000 and October 2, 1999 are not necessarily indicative of the results expected for the full year.

3.  Inventories consisted of the following:  (In Thousands)

                                   September 30, 2000         April 1 2000

       Finished Product                     $12,204               $13,174
       Field Inventory and Breeders          12,411                13,683
       Feed, Eggs, and Medication             2,656                 2,914
       Supplies                               1,256                 1,341
                                    ----------------        --------------
                                            $28,527               $31,112

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

5.  Investments in and Receivables from Unconsolidated Affiliates.
     The Company accounts for its investments in its unconsolidated affiliates using the equity method. The Company's share of earnings from these affiliates totaled $3,019,000 and $930,573 respectively for the 13 weeks ended September 30, 2000 and October 2, 1999 and $5,803,000 and $1,943,573
     respectively for the 26 weeks ended September 30, 2000 and October 2, 1999.

6. Certain prior year amounts have been re-classified for consistency with current period presentation.


Management's Discussion and Analysis of Financial
Condition and Results of Operation
September 30, 2000

Financial Condition

Some improvement in market prices and continued favorable feed grain prices enabled the company to return to a profitable position during the quarter ended September 30, 2000. Continuing capital spending toward completion of the new Perry Processing facility and the Rockmart, Ga. Feed Mill created a negative cash flow which required additional funding from the company's $40,000,000 Revolving Credit facility. As of September 30, 2000, $29,000,000 had been drawn against this facility.

The Company has requested and closed subsequent to the period end a temporary expansion of the Revolving Credit facility to $60,000,000.

Results of Operations

Sales for the 13 week and 26 week ended September 30, 2000 were 12.6% and 16.3% lower respectively when compared to the comparable periods of a year ago. The lower revenue is attributable to lower market prices, primarily boneless skinless breast meat prices which averaged 11.0% and 15.0% lower respectively for the 13 week and 26 week respectively when compared to the comparable period of a year ago. The lower prices for white meat was off-set slightly by higher dark meat prices for the same periods.

Another important fact affecting total revenue is reduced requirement to purchase outside product for further processing due to the availability of product that had been dedicated with the final increment available during the quarter. These outside purchases were 47.7% and 53.7% for the quarter and six month periods as compared to the same period of a year ago. This represents $5,419,000 and $14,030,000 less outside purchase respectively as compared to the corresponding periods of a year ago and is believed to have had a corresponding effect on revenues as this product represent sales over and above production from the integrated operations.

Gross margins were 7.5% and 8.2% lower respectively from year ago as a result of the lower pricing. Cost remained relatively stable over the same period.


Selling, Delivery and Administrative Expenses

As a total category these expenses are slightly lower than for the comparable periods of a year ago with the primary reduction realized in outside storage expense. There was some increase in professional fees (legal) associated with on-going litigation as compared to the same periods of a year ago.

Interest Expense

Interest expense for the 13 week period and 26 week period ended September 30, 2000 was virtually the same as for the same periods of a year ago.

Other Income

Other income increased by 218.6% for the 13 week period ended September 30, 2000 compared to the 13 week period ended October 2, 1999 and by 193% for the 26 week period ended as of the same dates. This change represents an increase in the company's share of earnings in unconsolidated affiliates.

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



Date:  November 3, 2000                      /s/      J. Douglas Cagle
 								 	Chairman and C.E.O.
Date:  November 3, 2000                      /s/      Kenneth R. Barkley
 									Sr. VP Finance/Treasurer/CFO

