Form 10-Q
period 2000-12-30
CAGLES INC
filed 2001-02-14
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended December 30, 2000
                                     or

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

       Class                                      Outstanding December 30, 2000
--------------------------------------          -----------------------------
Class A Common Stock, $1.00 Par Value	                 4,747,280




















PART 1.  FINANCIAL INFORMATION


Cagle's, Inc. And Subsidiary Consolidated Balance Sheets
December 30, 2000 and April 1, 2000
(In Thousands, Except Par Value)
(Period 12/30/00 Unaudited)
                                                    12/30/00       04/01/00
                                                 ------------   -------------
Assets  -----------------------------------------
CURRENT ASSETS
Cash                                             $     1,086    $      9,526
Accounts receivable, net of allowance for
doubtful accounts of $1,058 and $905 at
December 30, 2000 and April 1, 2000,
respectively                                           9,105          15,261
Inventories                                           32,827          31,112
Notes receivable                                                       1,400
Other current assets                                   3,582           2,965
                                                 ------------    ------------
Total current assets                                  46,600          60,264
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                             38,287          34,634
OTHER ASSETS                                           1,433           1,069
PROPERTY, PLANT, AND EQUIPMENT                       211,264         153,644
Less accumulated depreciation                        (63,803)        (57,141)
                                                 ------------    ------------
Property, plant, and equipment, net                  147,461          96,503
                                                 ------------    ------------
TOTAL ASSETS                                     $   233,781     $   192,470
                                                 ============    ============
LIABILITIES & STOCKHOLDERS' EQUITY---------------
CURRENT LIABILITIES
Current maturities of long term debt             $     8,506     $     6,384
Accounts payable                                      12,146          10,753
Accrued expenses                                       9,390          10,642
                                                 ------------    ------------
Total current liabilities                             30,042          27,779
                                                 ------------    ------------
LONG TERM DEBT (net of current maturities)           109,946          66,570
NONCURRENT DEFERRED INCOME TAXES                      11,868          12,787
OTHER NONCURRENT LIABILITIES					 5,355	     3,655
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 4,748
shares, 4748 shares issued at December 30, 2000
and April 1, 2000, respectively                        4,748           4,748
Capital in excess of par value                         4,198           4,198
Treasury stock held for options                         (106)           (106)
Retained earnings                                     67,730          72,839
                                                 ------------    ------------
Total stockholders' equity                            76,570          81,679
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   233,781     $   192,470
                                                 ============    ============
The accompanying notes are an integral part of these consolidated financial statements.



Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 13 and 39 weeks ended December 30, 2000
and the 13 and 39 weeks ended January 1, 2000
(Amounts in thousands, except per share data)
(Period 12/30/00 Unaudited)
                                        13 wks    13 wks    39 wks    39 wks
                                         ended     ended     ended     ended
                                       12/30/00  01/01/00  12/30/00  01/01/00
                                       --------  --------  --------  --------
Net Sales                              $ 59,407    77,270   $201,181   246,674
Costs and Expenses:
Cost of Sales                            63,728    70,660    200,849   220,677
Selling and Delivery                      2,201     2,609      6,914     7,834
General and Administrative                2,778     2,387      7,040     7,052
                                        -------  --------    -------  --------
Total costs and expenses                 68,707    75,656    214,803   235,563
                                        -------  --------    -------  --------
Income From Operations                   (9,300)    1,614    (13,622)   11,111

Other Income(Expense):
Interest expense                         (1,823)     (550)    (2,811)   (1,580)
Income from unconsolidated affiliates
and other income, net                     3,181     2,599      9,118     4,625
                                       --------  --------   --------  --------
Income Before Income Taxes               (7,942)    3,663     (7,315)   14,156

(Provision) Benefit For Income Taxes      2,860    (1,329)     2,634    (5,198)
                                       --------  --------   --------  --------
Net Income                             $ (5,082)  $ 2,334   $ (4,681)  $ 8,958
                                       ========  ========   ========  ========
Weighted Average Shares Outstanding
              -Basic                      4,748     4,747      4,748     4,756
              -Diluted                    4,742     4,753      4,742     4,760
                                       ========  ========   ========  ========
Net Income Per Common Share
              -Basic                   $  (1.07) $    .49   $   (.99) $   1.88
              -Diluted                 $  (1.07) $    .49   $   (.99) $   1.88
Dividends Per Common Share             $    .03  $    .03   $    .09  $    .09
                                       ========  ========   ========  ========

The accompanying notes are an integral part of these consolidated financial statements.
















Cagle's, Inc & Subsidiary
Consolidated Statements of Cash Flows
For the 39 weeks ended December 30, 2000 and January 1, 2000
(In Thousands) (unaudited)

                                              December 30, 2000  January 1, 2000
                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $     (4,681)    $      8,958
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            6,662            6,052
loss on disposal of property, plant and equipment            0              (29)
Changes in investment in and receivables from
unconsolidated affiliates                               (3,653)          (3,853)
Changes in assets and liabilities:
Accounts receivables, net                                6,156            8,317
Inventories                                             (1,715)            (309)
Notes Receivables                                        1,400                0
Other current assets                                      (617)             595
Accounts payable                                         1,393           (1,330)
Accrued expenses                                        (1,252)              17
Deferred Income Taxes                                     (920)            (632)
Other Non Current Liabilities                            1,700                0
                                                  -------------   -------------
Total Adjustments                                        9,154            8,828
                                                  -------------   -------------
Net cash provided by operating activities                4,473           17,786
                                                  -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment            (57,620)         (22,940)
(increase) in other assets                                (364)            (395)
Proceeds from the sale of property, plant, and equip.        0               46
                                                  -------------   -------------
Net cash used in investing activities                  (57,984)         (23,298)
                                                  -------------   -------------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                       (4,271)         (39,453)
Proceeds from issuance of long-term debt                49,769           48,055
Dividends Paid                                            (427)            (428)
Repurchase of Common Stock                                   0             (894)
Proceeds from exercise of Stock Options                      0               23
                                                  -------------    -------------
Net cash provided or (used) by financing activities     45,071            7,303
                                                  -------------   -------------
NET INCREASE (DECREASE) IN CASH                         (8,440)           1,800
CASH AT BEGINNING OF PERIOD                              9,526               97
                                                   -------------   -------------
CASH AT END OF PERIOD                              $     1,086     $      1,897
                                                   =============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest(including capitalized interest
            of $3,124,000)                           $   6,037     $     2,246
                                                  =============   =============
Income Taxes                                       $       112     $     5,286
                                                  =============   =============
The accompanying notes are an integral part of these consolidated financial statements.



Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
December 30, 2000

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of December 30, 2000 and April 1, 2000 and the results of their operations for the 13 weeks and 39 weeks ended December 30, 2000 and January 1, 2000.

2. The results of operations for the 13 weeks and 39 weeks ended December 30, 2000 and January 1, 2000 are not necessarily indicative of the results expected for the full year.

3. Inventories consisted of the following:
    (In Thousands)
                                    December 30, 2000         April 1 2000

    Finished Product                     $15,250               $13,174
    Field Inventory and Breeders          13,433                13,683
    Feed, Eggs, and Medication             2,757                 2,914
    Supplies                               1,387                 1,341
                                 ----------------        --------------
                                         $32,827               $31,112

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

5.  Investments in and Receivables from Unconsolidated Affiliates.
     The Company accounts for its investments in its unconsolidated affiliates using the equity method. The Company's share of earnings from these affiliates totaled $3,067,000 and $2,535,427 respectively for the 13 weeks ended December 30, 2000 and January 1, 2000 and $8,870,000 and $4,479,000
     respectively for the 39 weeks ended December 30, 2000 and January 1, 2000.

6. Certain prior year amounts have been re-classified for consistency with current period presentation.















Management's Discussion and Analysis of Financial
Condition and Results of Operation
December 30, 2000

Financial Condition

Further deterioration in market prices during the quarter just ended combined with the start-up of the new processing plant in Perry, GA. and the inherent cost and inefficiencies associated with a start-up operation were the major factors contributing to the loss experienced this period. These losses caused the company to draw heavily on its revolving loan temporarily expanded to $60,000,000.00 by the Company's bank lenders pending additional permanent financing. As of December 30, 2000, $52,000,000.00 of the $60,000,000.00
facility was being utilized.

Results of Operations

Sales for the 13 week and 39 week ended December 30, 2000 were 23.1% and 18.4% lower respectively when compared to the same periods of a year ago. The lower revenue is mainly the results of 7.2% less pounds produced for the 13 week period as compared to a year ago and 4.7% less production lbs. For the 39 weeks ended December 30, 2000 as compared to year ago levels. In addition, market prices averaged 12.25% lower during the quarter ended December 30, 2000 than in the comparable period of a year ago. The average quarter market price for boneless skinless breast meat averaged 14.22% lower for the 39 week period ended December 30, 2000 than for the comparable 39 week period ended January 1, 2000.

Gross margins as a percent of sales for the respective 13 weeks and 39 weeks ended December 30, 2000 were (7.27%) and .2% compared to 8.6% and 10.5% for the 13 weeks and 39 weeks ended January 1, 2000. The major factors in this severe reversal is the depressed prices in the market place, a 6% increase in feed grain pricing and the losses created by the start-up of the Perry plant which will not reach full capacity until late summer, early fall of 2001. The impact of the Perry start-up on gross margin for the 13 weeks and 39 weeks ended December 30, 2000 was $3.8 million and $4.9 million respectively, which had the effect of lowering gross margin percentage by 6.4% and 2.4% respectively.

Selling, Delivery and Administrative Expenses

This category of expense for the 13 week period decreased by .3% over the prior year comparable period. This is due to sharply lower sales commissions and outside storage expenses and executive bonuses, offset by the increased professional fees incurred during the period.

Interest Expense

Interest expense increased significantly due to increased borrowing levels and higher rates. In addition, with the start of production in the Perry plant interest that was capitalized during construction is now current interest expense. Year to date $3,124,000 has been capitalized as construction interest.

Other Income

Other income increased by 22.4% for the 13 week period ended December 30, 2000 as compared to the same period of a year ago and 97.15% for the 39 week period as of the same date. The increase is the result of increased volume profitable levels produced by an unconsolidated affiliate as compared to losses for that affiliate for the 39 week period and a minimal profit for the 13 week period ended January 1, 2000.



Income Taxes

The provision for income taxes reflects taxes calculated at statutory rates adjusted for available tax credits to which the company is entitled. The loss that the Company has experienced for the 39 week period produces a tax benefit that is expected to be refunded to the Company.

Part II	Other Information

Item 9  Exhibits and Reports on Form 8-K
         a.  Not applicable
         b.  A report or Form 8-K was filed during the quarter.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 9, 2001                      /s/      J. Douglas Cagle
                                                      Chairman and C.E.O.

Date:  February 9, 2001                      /s/      Kenneth R. Barkley
                                                      Sr. VP Finance/Treas/CFO