Form 10-K
period 2001-03-31
CAGLES INC
filed 2001-06-28
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-K

_X_  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended______MARCH 31, 2001______________________or

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
________________none______________________________________________________
INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                     _X_ YES    ___ NO
STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.) __$17,734,327_(based_on_10.10 per_share_closing_price_on_April_30,_2001)___

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS.)
__Class_A_Common_Stock_at_$1.00_par_value________________________________
__4,747,280_shares_at_$1.00_par_value____________________________________

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE
DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933. (THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR IDENTIFICATION PURPOSES.)
  Parts of the following documents are incorporated by reference in Parts II, III, and IV of this Form 10-K report; 1) registrant's annual report to shareholders for fiscal year ended March 31, 2001 - Items 5, 6, 7, 8, and 14.
  2) Proxy statements for registrant's 2001 annual meeting of shareholders-Items 10, 11, 12, and 13.

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

The Company currently processes approximately 2,875,000 birds per week in its four processing plants, including two plants which operate with two full shifts. Of the Company's total production, approximately 1,450,000 head per week are deboned.

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

Employees and Labor Relations

The Company employs approximately 4,100 persons of whom approximately 33% are covered by collective bargaining agreements which expire at various dates over the next three years. The Company believes its relationship with the bargaining groups and other employees is good.

Seasonal Variations in Business

The seasonal demand for the Company's products is highest during the late spring and summer months and is normally lowest during the winter months.

Major Customers

Sales to the Company's two largest customers represent 28%, 43%, and 39% of net sales during fiscal 2001, 2000, and 1999, respectively. Additionally, a major portion of the joint venture's sales is to one of the Company's largest customers. The Company had an agreement with this customer to supply chicken under a cost-plus arrangement, and approximately 17% of the Company's production was committed to the customer during 2001. Under the arrangement, production in excess of the customer's demands and by-products is sold to other customers. The Company ceased selling to this customer as of July 2000

Backlog

The Company had no material backlog of orders existing as of March 31, 2001.

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

Feed Mills

The Company owns three feed mills. The Dalton, Georgia feed mill has a production capacity of approximately 10,000 tons per week. The feed mill in Forsyth, Georgia, has the capacity to produce approximately 12,000 tons per week. A new feed mill in Rockmart, Georgia has production capacity of over 12,000 tons per week which can be increased to 20,000 tons per week by adding additional equipment.

Processing

As the broilers reach the desired processing weight, they are removed from the houses and transported by company trucks to a processing plant.

The processing plants are located in Pine Mountain, Georgia; Macon, Georgia; Perry, Georgia; and Collinsville, Alabama. The Macon, Georgia, plant has the capacity to process 8,400 birds per hour, and the Collinsville plant can process up to 12,600 birds per hour. The Pine Mountain plant has the capacity to process 10,800 birds per hour. The Pine Mt. Valley, Georgia, and Collinsville, Alabama, plants operate two full shifts. The Macon, Georgia plant operates one shift. The companies new processing facility in Perry, Ga. Has capaicity to process 1.2 million head of broilers per week. This facility is currently processing at less than capacity during the incremental start-up period and will not reach full production until later in FY2002. This plant also has capacity to further process up to 3,000,000 head of broilers per week.

Further Processing and Deboning

The Company has a stated goal of marketing the majority of its product as value-added product. This is accomplished by cutting the product into parts or fast-food cuts, deboning, marinating and breading, and converting into other convenience-type products.

Currently, further processing and deboning are conducted at the Collinsville, Alabama, plant (cutting, marinating, and breading) and the Pine Mountain and Perry, GA. plants (deboning, marinating, IQF). In addition, the Atlanta, Georgia, facility is totally devoted to further processing.

Freezer Storage

The Company's facilities located in Atlanta, Georgia; Collinsville, Alabama; Pine Mountain, Georgia; Perry, Georgia; and Macon Ga. have freezer storage facilities with aggregate capacity of approximately 25,800,000 pounds of frozen product. The Company utilizes outside storage services as needed to supplement its own freezer capacity.

Local Distribution

As an extension of the company sales division, local distribution is operated from refrigerated warehouse facilities in Atlanta, Georgia. This unit has sales representatives located in Macon, Georgia, as well as Atlanta and Collinsville, Alabama, and is designed to provide storage and delivery service for customers. A new branch was opened during the 4th quarter of the year in Mobile, AL. This branch is in leased space.

Significant Unconsolidated Subsidiaries

The Company owns a 50% interest in a joint venture, which is a fully integrated poultry company located in Camilla, Georgia. The joint venture is growing and processing approximately 1,300,000 birds per week in a processing plant that is capable of processing up to 1,400,000 broilers per week. The Company also owns a minority interest in a poultry by-product company. In November, 1997 a Joint Venture poultry company was formed in Kentucky and the company became a minority member.In December 1995, Company acquired a 1/3 interest in a grower housing financing company. During fiscal year 2000 the Kentucky joint venture purchased a 1/4 interest in this venture, which diluted the Company's ownership to 1/4. The financing company finances poultry houses for growers who are contract growers for the joint venture companies.

Executive Offices

The Company's executive offices are located in a renovated two-story (22,000-square-foot) building at 2000 Hills Avenue, NW, Atlanta, Georgia. The building is owned by the Company.

All of the properties described above are in good condition and are adequate for their stated uses.

                        Item 3:  Legal Proceedings

Suit was filed against Cagle's Farms, Inc. in Superior Court of Whitfield County on April 20, 1999, and on May 19, 1999, suit was filed in District
Court for the Middle District of Georgia against the company, Cagle's Farms, Inc., Cagle Foods JV, LLC, Cagle Foods Credit LLC and Cagle's-Keystone Foods, LLC. These two separate suits were brought by two different groups of contract breeder growers seeking unspecified damages and alleged the defendants misrepresented certain facts regarding profitability and cash flow as an inducement to their becoming contract producers. The court in the Whitfield County case granted the Company's motion to sever, and the claims of all but one of these plaintiffs have now been settled. The Company and other defendants deny all allegations and are vigorously defending against these actions and expect to be vindicated.

In addition to the above mentioned suits, a suit was brought against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV, LLC and Cagle-Keystone Foods JV,
LLC on May 12, 1999 in U.S. District Court for the Northern District of Ga. by three contract broiler growers. This suit alleges certain discrepancies in practices used at various locations within the Company and at Cagle Foods JV, LLC to weigh live poultry as it is received at the processing plant and unspecified damages. This suit sought class action status, which has been denied by the Court. The Company and other defendants deny all allegations and are vigorously defending against all complaints and expect to be completely vindicated.

Other than those actions listed above, the Company is routinely involved in various lawsuits and legal matters on an ongoing basis as a result of day to day operations; however the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company or its business.


         Item 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter of fiscal 2001.

                                     PART II

               Item 5:  Market for Registrant's Common Equity
                        and Related Stockholder Matters

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended March 31, 2001 and is incorporated herein by reference.


                       Item 6:  Selected Financial Data

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended March 31, 2001 and is incorporated herein by reference.


            Item 7:  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended March 31, 2001 and is incorporated herein by reference.

Item 8:  Financial Statements and Supplementary Data

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended March 31, 2001 and is incorporated herein by reference.

            Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.



                                    PART III

           Item 10:  Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 13, 2001 and is incorporated herein by reference.

                    Item 11:  Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 13, 2001 and is incorporated herein by reference.



     Item 12:  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 13, 2001 and is incorporated herein by reference.

           Item 13:  Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 13, 2001 and is incorporated herein by reference.

                                      PART IV

   Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

(a)1.   Financial Statements


The Company's 2001 Annual Report to Stockholders contains the consolidated balance sheets as of March 31, 2001 and April 1, 2000, the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001, and the related report of Arthur Andersen LLP as to these financial statements. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference.



The financial statements, incorporated by reference, include the following:


	Consolidated Balance Sheets
         March 31, 2001 and April 1, 2000

	Consolidated Statements of Income for the Years Ended
         March 31, 2001, April 1, 2000, and April 3, 1999,

	Consolidated Statements of  Stockholders' Equity for the Years Ended
 .	   March 31, 2001, April 1, 2000, and April 3, 1999

	Consolidated Statements of Cash Flows for the Years Ended
 .	   March 31, 2001, April 1, 2000, and April 3, 1999

	Notes to Consolidated Financial Statements for the Years Ended
 .	   March 31, 2001, April 1, 2000, and April 3, 1999

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

 /s/ J. Douglas Cagle        Chairman and Director and Chief Executive Officer

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

 /s/ John J. Bruno          Senior Vice President Sales Marketing and Director

 /s/ James David Cagle      Vice President, New Product Sales and Director

 /s/ Jerry D. Gattis        President, Chief Operating Officer and Director

 /s/ Mark M. Ham IV         Vice President, Information Systems and Director

 /s/ Candace Chapman        Director
end 10K -----------------------------------------











start: ex-99

Cagle Foods JV, L.L.C.
Financial Statements
as of and for the Years Ended
December 30, 2000 and January 1, 2000
and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT
Steering Committee of Cagle Foods JV, L.L.C.:
We have audited the accompanying balance sheets of Cagle Foods JV, L.L.C.
(the "Company") as of December 30, 2000 and January 1, 2000 and the related statements of income, members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally Accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2000 and January 1, 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Deloitte & Touche LLP
April 6, 2001
 ...1

CAGLE FOODS JV, L.L.C.

BALANCE SHEETS
  (In Thousands)

                                     December 30, 2000       January 01, 2000
Assets
Current assets:
   Cash                              $          3,467        $         8,276
   Accounts receivable:
     Related parties                           20,787                 13,064
     Other                                      2,051                  1,198
                                      ---------------        ---------------
                                               22,838                 14,262

Notes receivable and accrued interest          13,937                      0
Inventories                                    16,920                 16,281
  Prepaid expenses                                314                    338
                                      ---------------        ---------------
Total current assets                           57,476                 39,156

Investment in affiliated companies              1,260                  1,256
Property, plant, and equipment:
  Land                                            923                    923
  Land improvements                             4,410                  4,360
  Buildings and building equipment             41,942                 41,813
  Machinery and equipment                      27,441                 26,702
  Furniture and fixtures                          686                    622
  Construction-in-process                           0                    375
                                      ---------------          -------------
                                               75,402                 74,795
  Less accumulated depreciation                32,314                 26,492
 .                                     ---------------          -------------
 .                                              43,088                 48,303
Other assets                                      430                    834
 .                                     ---------------          -------------
                                      $       102,254          $      89,549
 .                                     ===============          =============
Liabilities and members' equity

Current liabilities:
  Accounts payable                     $        9,382          $       6,958
  Accrued expenses                              6,304                  5,285
  Current portion of long-term debt             9,250                  8,400
 .                                     ---------------          -------------
Total current liabilities                      24,936                 20,643

Long-term debt                                 13,750                 12,450

Members' Equity                                63,568                 56,456
 .                                     ---------------          -------------
 .                                      $      102,254          $      89,549
 .                                     ===============          =============

See notes to financial statements.
 . . . 2

CAGLE FOODS JV, L.L.C.
STATEMENTS OF INCOME
(In Thousands)

 .                                               Year ended       Year ended

 .                                              Dec.30,2001       Jan.2,2000
                                            --------------    --------------
Net sales:
  Related parties                           $     182,072     $     189,809
  Other                                            14,529             8,540
 .                                           --------------    --------------
Total Net Sales                                   196,601           198,349

Cost of products sold                             175,515           176,136
Selling and administrative expenses                 3,959             4,543
 .                                           --------------    --------------
                                                  179,474           180,679
 .                                           --------------    --------------
Operating income                                   17,127            17,670

Other income (expense):
  Interest income: related party                      868                 0
                   Other income                        64                79
  Rental income: related party                      2,913             2,913
  Other income                                        446               400
  Interest expense                                 (1,689)           (2,307)
  Other expense                                    (2,808)           (3,055)
 .                                          ---------------    --------------
Net income                                 $       16,921     $      15,700
 .                                          ===============    ==============

See notes to financial statements.
 ...3

CAGLE FOODS JV, L.L.C.
STATEMENTS OF MEMBERS' EQUITY

(In Thousands)

                                    Executive     Cagle's,
                                   Holdings Ltd.   Inc.  	  Total
                                   ------------- ---------  --------
Balance - January 2, 1999           $    20,927  $ 20,927   $ 41,854

 Net Income                               7,850     7,850     15,700

 Distribution of income                    (549)     (549)    (1,098)
                                    ------------ ---------  ---------
Balance - January 1, 2000           $    28,228  $ 28,228   $ 56,456

 Net Income                               8,460     8,460     16,921

 Distribution of income                  (4,904)   (4,904)    (9,809)
                                    ------------ ---------  ---------
Balance - January 1, 2000           $    31,784  $ 31,784   $ 63,568

See notes to financial statements.
 ...4

CAGLE FOODS JV, L.L.C.
STATEMENTS OF CASH FLOWS

(In Thousands)
                                               Year ended          Year ended
                                              Dec.30,2000          Jan.1,2000
                                             ------------        ------------
Operating activities:
Net income                                   $     16,921        $     15,700
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                   6,112               8,325
    Undistributed income of affiliates               (374)               (390)
    Distribution of income from affiliates            370                 359
    (Gain)loss on sales of property, plant
       and equipment                                  (15)                 15
    Changes in operating assets and liabilities:
      Accounts receivable                          (8,577)             (4,820)
      Inventories                                    (639)                436
      Prepaid expenses                                 24                 (32)
      Other assets                                      0                  68
      Accounts payable                              2,424              (2,755)
      Accrued expenses                              1,019               1,057
                                             -------------       -------------
Net cash provided by operating activities          17,265              17,604

Investing activities:
Notes receivable- related party                   (13,937)                  0
Proceeds from the sale of property,
     plant, and equipment                              32               1,638
Purchases of property, plant, and equipment          (510)             (1,532)
                                             -------------       -------------
Net cash used in investing activities             (14,415)                106

Financing activities:
Long-term borrowings                                9,650                   0
Payments of long-term debt                         (7,500)             (9,000)
Distribution of income to members                  (9,809)             (1,098)
                                             -------------       -------------
Net cash used in financing activities              (7,659)            (10,098)
                                             -------------       -------------
Net decrease in cash and cash equivalents          (4,809)              7,971
Cash and cash equivalents:
      Beginning of period                           8,276                 305
                                             -------------       -------------
      End of period                          $      3,467    $          8,276
                		                     =============       =============
Supplemental disclosures of cash flow
 Cash paid during the year for interest      $      1,341        $      2,201
 .                                            =============       =============
See notes to financial statements.
 ...5

CAGLE FOODS JV, L.L.C.
NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED
DECEMBER 30, 2000 AND JANUARY 1, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 Description of Business - Cagle Foods JV, L.L.C. (the "Company") was Established as a Limited Liability Company on March 27, 1993 and is a joint venture between Cagle's, Inc. (50%) and Executive Holdings L.P. (50%). The Company's operations are located in Camilla, Georgia. The latest date at which the Limited Liability Company is to dissolve is 2022. The Company is engaged in the production and sale of processed chicken. Primarily all of the Company's sales are made to the joint venture partners (see Note 3).
Keystone Foods, LLC is an entity related through common ownership with Executive Holdings, L.P.
 Revenue Recognition - The Company recognizes revenue when product is shipped to customers.
 Inventories - Live field inventories are stated at the lower of cost or market, and breeders are stated at cost, less accumulated amortization.
Breeder costs are accumulated up to the production stage. Such costs are amortized into hatching egg costs over the estimated production lives based on monthly egg production. Finished products, feed, medication, and supplies are stated at the lower of cost or market determined by the first-in, first-out method.
 Inventories at December 30, 2000 and January 1, 2000, respectively, consist of the following (in thousands):
                                               2000                  1999
                                             --------              --------
Finished products                            $  5,128              $  3,995
Field inventory, breeders, and eggs             9,753                10,495
Feed, ingredients, and medication               1,471                 1,348
Supply Inventory                                  568                   442
                                             --------              --------
                                             $ 16,920              $ 16,280
 .                                            ========              ========

 Property, Plant, and Equipment - Property, plant, and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the following periods:
        Buildings and improvements              3-30 years
        Machinery, furniture, and equipment     3-17 years
        Vehicles                                1-8 years

 The Company evaluates the estimated useful lives and the carrying value of assets on a periodic basis to determine whether events or circumstances warrant revised estimated useful lives or whether any impairment exists. Management believes no impairment existed at December 30, 2000.
 ...6

 Other Assets - Other assets consist primarily of loan origination fees which are amortized on a straight-line basis over seven years. Accumulated amortization related to loan origination fees was $1,082,690 at December 30, 2000 and $697,965 at January 1, 2000.

 Investments in Unconsolidated Affiliates - The equity method of accounting is used to account for the Company's investments in unconsolidated affiliates because of the Company's ability to exercise significant influence.

 Fair Value of Financial Instruments - The carrying amounts of cash, accounts receivable, and accounts payable reflected in the financial statements approximate fair values because of the short-term nature of these instruments. Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the Company estimates that the carrying value of its long-term debt approximates fair value. The fair value of the interest rate swaps (see Note 2) is the amount the Company would receive or pay to terminate the swap agreement.

 Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Fiscal Year-End - The Company follows a fiscal year which ends on the Saturday nearest to the end of the month of December.

 Income Taxes - The Company is a Limited Liability Company and has received a ruling from the Internal Revenue Service which allows the Company to be treated as a partnership for income tax purposes. As a partnership, it is not subject to income taxes and the partners report their proportionate share of the income on their tax returns.

 Interest Rate Swap Agreements - These agreements involve the receipt of a floating rate of interest on long-term debt in exchange for a fixed rate of interest over the life of the agreements without an exchange of the underlying debt principal amount. These agreements are accounted for under the settlement method of accounting whereby the differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The fair values of the swap agreements are not recognized in the financial statements.

 Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement
No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of the fiscal year beginning December 31, 2000. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of these new accounting standards will result in a cumulative reduction in other comprehensive income of approximately $41,000 on December 31, 2000. The adoption will also impact assets and liabilities recorded on the balance sheet.
 ...7

2. LONG-TERM DEBT

Long-term debt at December 30, 2000 and January 1, 2000, respectively, consists of the following (in thousands):
                                                      2000             1999
 .                                                  -----------    ------------
Notes payable to GA/KY Fundco LLC under a
Term loan agreement, variable interest rate
(7.75% at December 30, 2000 and 9.1% at
January 1, 2000) due in installments
Commencing March 31, 1998 through
December 31, 2002                                  $    14,200    $    19,450

Notes payable to GA/KY Fundco LLC under a
revolving credit agreement, variable interest
rate (9.5% at December 30, 2000) Maturing on
September 30, 2002                                       8,300              0

Notes payable to GA/KY Fundco LLC under a
revolving credit agreement, variable interest
rate (7.75% at December 30, 2000) Maturing on
September 30, 2002                                         500              0

Note Payable to Cagle's, Inc., variable
interest rate (8.5% at January 1, 2000
maturing on March 27, 2000                                   0	      1,400
 .                                                  -----------    ------------
                                                        23,000         20,850
Less amounts currently due                               9,250          8,400
 .                                                  -----------    ------------
Total long-term debt                               $    13,750     $   12,450

 On November 7, 1997, GA/KY Fundco L.L.C. ("Fundco") (a 50% owned subsidiary) executed a loan agreement for a $95 million term loan facility and a $30 million revolving loan facility at variable interest rates on behalf of Cagle's-Keystone Foods L.L.C. ("Kentucky") (a related party) and the Company. This loan is guaranteed by the Company and Kentucky. The proceeds were used to repay the existing term and revolving loans.

 Fundco was established in 1997 as a 50%-owned subsidiary of both the Company and Kentucky. Fundco is a special purpose entity set up for borrowing of funds from a group of banks to fund the capital needs of the Company and Kentucky. All borrowing terms entered into by Fundco are the same borrowing terms passed down to the Company and Kentucky. Fundco has no other operations. At December 30, 2000, Kentucky had $62.9 million outstanding for the term loan facility and $17.7 million outstanding for the revolving loan facility.
 ...8

 Aggregate maturities of long-term debt during the years subsequent to December 30, 2000 under the term and revolving loan of Fundco related to the portion borrowed by the Company are as follows (in thousands):

Year Ended
December 29, 2001                                                   9,250
December 28, 2002                                                  13,750
 .                                                                 -------
                                                                  $23,000
 .                                                                 =======

 The Company had entered into interest rate swap agreements which expired on June 30, 2000, to reduce the impact of changes in interest rates on its term and revolving note agreement. These agreements effectively fixed the average interest rate on the Company's term and revolving loan agreements at 5.845%, plus a spread based on the Company's debt-to-cash-flow ratio through 2000. Under the terms of the agreements, the Company made payments at fixed rates and received payments at variable rates based on LIBOR adjusted quarterly.

On December 31, 1997, Fundco, on behalf of the Company and Kentucky, entered into two additional interest rate swap agreements with expiration dates of December 31, 2002, which effectively fix the rate on original notional amounts of $58.50 million at rates of 5.98% and 6%, plus a spread based on the Company's debt-to-cash-flow ratio. These notional amounts change in the future based on amounts outstanding under the Company's term and revolving loan agreements. Under the terms of the agreements, the Company makes payments at fixed rates and receives payments at variable rates based on the three-month LIBOR rate. Approximately $209,000 in unrealized losses and $1,058,000 in unrealized gains exist on these agreements at December 30, 2000 and January 1, 2000, respectively. The Company does not intend to terminate these agreements prior to the maturity date. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counter-parties.

At December 30, 2000 the Company had an unused standby letter of credit amounting to $350,000.

3. RELATED PARTY TRANSACTIONS
Sales to the Company's owners (Executive Holdings, L.P. and Cagle's, Inc.) represented 91.9% and 95.3% of net sales during the years ended December 30, 2000 and January 1, 2000, respectively. The Company sells deboned chicken at cost plus $.03 per eviscerated pound to Executive Holdings, L.P. The Company also sells other chicken components at market price to Cagle's, Inc.

Executive Holdings, L.P. and Cagle's, Inc. both charge the Company administrative service fees based on the Company's volume of production. These fees totaled $2,630,000 and $2,547,000 in 2000 and 1999, respectively, and are included in other expense in the statements of income. In 2000, the Company pays Cagle's, Inc. for computer processing services for which it charges a fee of $17,500 per month. In 1999, the computer processing service fee was based on the Company's volume of production.
 ...9

Sales, expenses, and balances with related parties for 2000 and 1999 are summarized as follows (in thousands):

 .                            Executive  Cagle's  Cagle's-   Cagle  Liberty
                             Holdings     Inc.   Keystone   Foods  Assurance
                               Ltd.               Foods     Credit  Ltd.
 .                                                  LLC       LLC
 .                            ---------  -------  --------   ------  --------
2000
  Sales                       $175,846  $ 4,815  $  1,411   $    0  $      0
  Purchases                          0        0     3,910        0         0
  Rental income for further
   processing plant              2,913        0         0        0         0
  Interest income                    0        0       868        0         0
  Administrative service and
   other fees                    1,315    1,563         0        0         0
Balances at year end:
  Accounts receivable           18,968      265        61       31     1,462
  Note receivable and
   accrued interest                  0        0    13,937        0         0
  Accounts Payable                  96       96       511        0         0

1999
  Sales                       $182,915  $ 6,198  $    696    $   0   $     0
  Purchases                          0        0     2,989        0         0
  Rental income for further
   processing plant              2,913        0         0        0         0
  Administrative service and
   other fees                    1,275    1,614         0        0         0
Balances at year end:
  Accounts receivable           10,534      272     1,254        0     1,003
  Note payable                       0    1,400         0        0         0
  Accounts Payable                   0        0       266        0         0

In 2000 the Company loaned to Kentucky, $13,400,000. The note bears interest at 7.28125% and matures in 2001. Accrued interest on the note totaled approximately $537,000 as of December 30, 2000.

The Company, as lessor, entered into an operating lease agreement beginning January 1, 1998 with Keystone Foods LLC for the use of the Company's further processing facility for a period of 20 years at
 ...10
an annual rental amount of $2,912,500. The property, plant, and equipment associated with this lease as of December 30, 2000 are as follows
(in thousands):

Land                                                               $   100
Building                                                            19,744
Machinery & Equipment                                                4,021
 .                                                                  --------
 .                                                                   23,865
Less accumulated depreciation                                       (3,445)
 .                                                                  --------
Net leased property                                                $20,420


4. COMMITMENTS
 The Company leases machinery and equipment under operating leases. The leases for the machinery and equipment require payments of contingent rentals based on usage in excess of a specified minimum, and future rental payments may be adjusted for increases in maintenance and insurance above specified amounts. Rent expense for the years ended December 30, 2000 and January 1, 2000 was approximately $4,266,000 and $3,856,000, respectively.

Future minimum payments under noncancelable operating leases with initial
Terms of one year or more, including payments made on behalf of Keystone Foods by the Company, consisted of the following at December 30, 2000 (in thousands):

       December 29, 2001                            3,930
       December 28, 2002                            4,069
       January 3, 2004                              3,946
       January 1, 2005                              3,895
       December 31, 2005                            2,850
                                                 --------
                                                  $18,690

The Company has outstanding purchase commitments as of December 30, 2000 of approximately $3,717,000, which expire throughout 2001, for feed inventory in the ordinary course of business.

During 1994, the Company entered into an agreement with the City of Camilla, Georgia whereby the City agreed to construct a water tower and wastewater treatment system primarily for the Company. The Company has agreed to service the debt incurred by the City to construct these facilities under the condition that the City provide adequate water and wastewater treatment services. If the City is unable to provide water and wastewater treatment services, the Company is not obligated to repay the debt. The cost and related debt associated with these facilities was approximately $10.1 million. The Company has agreed to make annual debt service payments of approximately $746,000 through May 2016.

During 1995, the Company entered into an agreement with the City of Camilla, Georgia whereby the City agreed to construct a power substation primarily for the Company. The Company has agreed to service the debt incurred by the City to construct these facilities under the condition that the city provide an adequate power supply to the processing plant. If the City is unable to provide an adequate power supply, the Company is not obligated to repay this debt. The total cost and debt associated with
 ...11
these facilities was approximately $205,000. The Company has agreed to make payments of approximately $41,000 per annum through June 2005.

The Company has entered into an agreement with the City of Camilla, Georgia to construct an additional wastewater treatment facility to service the processing plant. Under the terms of the agreement, the Company is responsible for the estimated total cost of the facility of approximately
$2.1 million less any grant money received by the City of Camilla to fund this project. The Company will be required to reimburse the City over a 20-year period for costs incurred in excess of grants received. Additionally, the Company will be required to pay for the maintenance and operations of the facility. Total facility charges were $290,000 and $259,000 for years ended December 30, 2000 and January 1, 2000, respectively.

5. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
At the date the Company was formed (March 27, 1993), Cagle's, Inc. transferred their investment of approximately $894,000 (50% of the outstanding stock) in a grain elevator corporation to the Company. The investment is being accounted for under the equity method. The unaudited, undistributed income for the years ended December 30, 2000 and January 1, 2000 from this affiliate allocated to the Company was approximately $270,000 and $379,000, respectively. The Company received distributions of $339,000 and $359,000 during 2000 and 1999, respectively. The Company purchased, at prices approximating market, $28.7 million and $33.1 million in feed ingredients from this affiliate during 2000 and 1999, respectively.

Effective December 1995, Cagle's Inc.; Executive Holdings, L.P.; and the Company formed Cagle Foods Credit, L.L.C. (the "Credit Company"). Each Company made capital contributions of $3,000. Effective July 1, 1998, Cagle's-Keystone Foods, L.L.C. became a member of the Credit Company, at which time Cagle's-Keystone made a capital contribution of $14,000. The Credit Company was formed for the purpose of financing the facilities of the Company's and Cagle's-Keystone Foods' contract growers. The investment is being accounted for under the equity method. The undistributed income from this affiliate allocated to the Company was approximately $104,000 in 2000 and $11,000 in 1999. The Company received distributions of $31,000 during 2000.

The Credit Company has a loan agreement for a $37.7 million revolving loan facility at variable interest rates. The Company and Kentucky have guaranteed the borrowings under the loan agreement. The Credit Company has received advances of approximately $36.1 million and $33.7 million on the revolving loan facility as of December 30, 2000 and January 1, 2000. The Credit Company has consumer loans receivable of approximately $34.9 million and $32.7 million at December 30, 2000 and January 1, 2000.

6. BENEFIT PLANS
Substantially all of the Company's union employees are covered by a union-sponsored, multi-employer defined benefit plan to which the Company contributes amounts specified by the union contract. A separate actuarial valuation for this plan is not made for the Company. Accordingly, information with respect to accumulated plan benefits and net assets available for benefits is not presented. Under the Employee Retirement Income Security Act of 1974, as amended in 1980, an employer, upon withdrawal from a multi-employer plan, is required in certain cases to continue funding its proportionate share of the plan's unfunded, vested benefits. As of November 1, 1997, the union contract was renegotiated and as a result, pension benefits were increased by approximately 25%.
 ...12

Amounts paid for pension benefits for union employees totaled approximately $434,000 in 2000 and $340,000 in 1999.

The Company also has a 401(k) retirement plan for employees not covered under the collective bargaining agreement. Under the plan, the Company contributes up to 2% of participating employees' salaries. Amounts contributed by the Company to the 401(k) plan totaled approximately $54,000 in 2000 and $41,000 in 1999.

7. CONTINGENCIES
The Company is a party to various lawsuits in the ordinary course of doing business. The Company intends to defend these matters vigorously. The outcome of such lawsuits cannot presently be determined, but is not expected to have a material impact on the Company's financial position or results of operations. Accordingly, no provision for any loss that may result from such lawsuits has been made in the accompanying financial statements.
 ...13