Form 10-Q
period 2001-06-30
CAGLES INC
filed 2001-08-09
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended June 30, 2001
                                     or

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

       Class                                      Outstanding June 30, 2001
--------------------------------------          -----------------------------
Class A Common Stock, $1.00 Par Value	                 4,747,280

PART 1.  FINANCIAL INFORMATION


Cagle's, Inc. And Subsidiary

Consolidated Balance Sheets
June 30, 2001 and March 31, 2001
(In Thousands, Except Par Value)
(Period 6/30/01 Unaudited)
                                                    06/30/01      03/31/01
                                                 ------------   -------------
Assets  -----------------------------------------
CURRENT ASSETS
Cash                                             $     1,497    $      1,113
Accounts receivable, net of allowance for
doubtful accounts of $546 and $554 at
June 30, 2001 and March 31, 2001,
respectively                                          15,228          11,940
Inventories                                           36,410          35,070
Income Tax Refund Receivable					 5,980	     9,485
Other current assets                                     834             714
                                                 ------------    ------------
Total current assets                                  59,949          58,322
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
   UNCONSOLIDATED AFFILIATES                          41,608          39,097

OTHER ASSETS                                           1,514           1,598
                                                 ------------    ------------
PROPERTY, PLANT, AND EQUIPMENT                       214,128         213,649
Less accumulated depreciation                        (71,308)        (67,164)
                                                 ------------    ------------
Property, plant, and equipment, net                  142,820         146,485
                                                 ------------    ------------
TOTAL ASSETS                                     $   245,891     $   245,502
                                                 ============    ============
LIABILITIES & STOCKHOLDERS' EQUITY---------------
CURRENT LIABILITIES
Current maturities of long term debt             $     9,069     $     8,501
Accounts payable                                      17,511          17,801
Accrued expenses                                       9,982          10,315
                                                 ------------    ------------
Total current liabilities                             36,562          36,617
                                                 ------------    ------------
LONG TERM DEBT (net of current maturities)           116,242         115,429
                                                 ------------    ------------
NONCURRENT DEFERRED INCOME TAXES                      11,940          13,712
                                                 ------------    ------------
OTHER NONCURRENT LIABILITIES					 7,449	     7,541
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 4,748
shares, 4748 shares issued at June 30, 2001
and March 31, 2001, respectively                       4,748           4,748
Capital in excess of par value                         4,198           4,198
Treasury stock held for options                         (106)           (106)
Retained earnings                                     65,776          63,363
OCI (Other Accum. Comprehensive Income)                 (918)              0
                                                 ------------    ------------
Total stockholders' equity                            73,698          72,203
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   245,891     $   245,502
                                                 ============    ============
The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 13 weeks ended June 30, 2001
and the 13 weeks ended July 1, 2000
(Amounts in thousands, except per share data)
(Unaudited)
                                           13 wks      13 wks
                                           ended     	 ended
                                          06/30/01  	07/01/00
                                      	--------  	--------
Net Sales                                 $88,943     $71,260
Costs and Expenses:
Cost of Sales                              89,322      69,370
Selling and Delivery                        2,301       2,413
General and Administrative                  2,278       2,080
                                          --------    --------
Total costs and expenses                   93,901      73,863

Loss From Operations                       (4,958)     (2,603)

Other Income(Expense):
Interest expense                           (2,614)       (567)
Income from unconsolidated affiliates
and other income, net                       2,851       2,875
                                          --------    --------
Loss Before Income Taxes                   (4,721)       (295)

Benefit For Income Taxes                    7,134         106
                                          --------    --------
Net Income(Loss)                        $   2,413     $  (189)
                                          ========    ========
Weighted Average Shares Outstanding
              -Basic                        4,742       4,742
              -Diluted                      4,742       4,742
                                          ========    ========
Net Income (Loss) Per Common Share
              -Basic                      $   .51     $  (.04)
              -Diluted                    $   .51     $  (.04)
Dividends Per Common Share                $   .00     $   .03
                                          ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc & Subsidiary
Consolidated Statements of Cash Flows
For the 13 weeks ended June 30, 2001 and July 1, 2000
(In Thousands) (unaudited)

                                              	June 30, 2001  	July 1, 2000
                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                               $      2,413     $       (189)
Adjustments to reconcile net income to net cash
Used in operating activities:
Depreciation and amortization                          4,262            1,970
Changes in investment in and receivables from
unconsolidated affiliates                             (2,511)          (1,327)
Changes in assets and liabilities:
Accounts receivables, net                             (3,288)            (538)
Income Tax Receivables                                 3,505                0
Inventories                                           (1,340)          (1,487)
Other current assets                                    (120)             108
Accounts payable                                        (284)            (626)
Accrued expenses                                      (1,342)            (977)
Deferred Income Taxes                                 (1,772)          (1,138)
                                                -------------    -------------
Total Adjustments                                     (2,890)          (4,015)
                                                -------------    -------------
Net cash used in operating activities                   (477)          (4,204)
                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment             (514)         (19,071)
                                                -------------    -------------
Net cash used in investing activities                   (514)         (19,071)
                                                -------------    -------------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                     (2,125)              (1)
Proceeds from issuance of long-term debt               3,500           15,000
Dividends Paid                                             0             (145)
                                                -------------    -------------
Net cash provided by financing activities              1,375           14,854
                                                -------------    -------------
NET INCREASE (DECREASE) IN CASH                          384           (8,421)
CASH AT BEGINNING OF PERIOD                            1,113            9,526
                                                -------------    -------------
CASH AT END OF PERIOD                            $     1,497     $      1,105
                                                =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest(including capitalized interest
            of $3,124)                           $     6,037     $      2,246
                                                =============    =============
Income Taxes (Refunded), Paid                    $    (8,867)    $        112
                                                =============    =============
The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
June 30, 2001

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of June 30, 2001 and March 31, 2001 and the results of their operations for the 13 weeks ended June 30, 2001 and the 13 weeks ended July 1, 2000.

2. The results of operations for the 13 weeks ended June 30, 2001 and July 1, 2000 are not necessarily indicative of the results expected for the full year.

3. Inventories consisted of the following:
    (In Thousands)
                                    June 30, 2001         	March 31, 2001

    Finished Product                     $14,418               $14,289
    Field Inventory and Breeders          15,409                15,396
    Feed, Eggs, and Medication             4,796                 3,780
    Supplies                               1,787                 1,605
                                 ----------------        --------------
                                         $36,410               $35,070

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

5.  Investments in and Receivables from Unconsolidated Affiliates.
     The Company accounts for its investments in 5 unconsolidated affiliates using the equity method. The Company's share of earnings from these affiliates totaled $2,897,347 for the 13 weeks ended June 30, 2001. The earnings reported for these same affiliates totaled $2,784,000 for the 13 weeks ended July 1, 2000.

6.  New Accounting Standards
     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" during the 13 weeks ended June 30, 2001 and, as a result, recorded the change in fair market of interest rate swaps used to hedge $25,000,000 in variable rate debt. The resulting charge to accumulated other comprehensive income was approximately $917,000. There was no effect on earnings for the 13 week period ended June 30,2001.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The adoption of SFAS No. 142 will not have material effect on the Company's financial position or results of operations.

7. Certain prior year amounts have been re-classified for consistency with current period presentation.

Management's Discussion and Analysis of Financial
Condition and Results of Operations
June 30, 2001

Financial Condition

Persistently lower than expected market prices for boneless breast meat continued to stymie any rally in earnings during the period. The absence of operating profits caused the Company to continue to rely on its revolving bank facility to supplement operating capital. A substantial tax refund at the end of the quarter allowed the company to reduce the amount of outstanding revolver debt. As of June 30, 2001 the Company's availability under its revolving credit facility was $5,760,000.

Results of Operations

Revenues for the 13 week period ended June 30, 2001 increased by 24.8% as compared to the same period of a year ago. This increase in revenue is the result of 20.5% more processed volume combined with the addition of outside feed sales of $3.6 million which did not exist in the previous year and a combination of lower breast meat prices and higher wing and dark meat prices.

While feed cost was slightly lower for the period when compared to the same period of a year ago, total cost increased as depreciation advanced by 138%, fuel cost advanced by 13.7% and volume inefficiencies associated with the Perry Plant operating at less than full volume as it progresses through the ramp-up in production.

Selling, Delivery and Administrative Expenses

These expenses as a group advanced by 1.9% when compared to the same period of a year ago with the increases occurring mainly in payroll, professional fees, and sales commissions.

Interest Expense

Interest expense for the quarter ended June 30, 2001 was 361% higher than for the same quarter of a year ago and is the result of higher borrowing levels offset slightly by rates which trended lower during the quarter and during the quarter ended July 1, 2000, $940,000 of incurred interest charges were capitalized into the two major construction projects that were on going during that period.

Other Income

Other income remained virtually unchanged from the same period of a year ago. This amount is predominately the Company's share of earnings of unconsolidated affiliates accounted for on the equity method.


Income Taxes

The benefit for income taxes reflects the Company's taxes calculated at statutory rates and in the case of a reported loss reflects the Company's ability to carry back the loss to obtain a refund of previously paid income taxes. During the quarter ended June 30, 2001 legislation was enacted that will enable the Company to benefit from previously earned but not recorded tax credits of $5 million. The Company is required to record these credits in the period enacted.

Part II	Other Information

Item 9  Exhibits and Reports on Form 8-K
	a.  Not applicable
      b.  No report on Form 8-K was filed during this period.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 9, 2001                       /s/  J. Douglas Cagle
                                                 Chairman and C.E.O.

Date:  August 9, 2001                       /s/  Kenneth R. Barkley
                                                 Sr. VP Finance/Treas/CFO