Form 10-Q
period 2001-09-29
CAGLES INC
filed 2001-11-14
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended September 29, 2001
                                     or

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

       Class                                   Outstanding September 30, 2001
--------------------------------------          -----------------------------
Class A Common Stock, $1.00 Par Value	                 4,747,280





















PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. And Subsidiary

Consolidated Balance Sheets
September 29, 2001 and March 31, 2001
(In Thousands, Except Par Value)
(Period 9/29/01 Unaudited)
                                                    09/29/01      03/31/01
                                                 ------------   -------------
Assets  -----------------------------------------
CURRENT ASSETS
Cash                                             $       143    $      1,113
Accounts receivable, net of allowance for
doubtful accounts of $538 and $554 at
September 29, 2001 and March 31, 2001,
respectively                                          14,357          11,940
Inventories                                           39,027          35,070
Income Tax Refund Receivable					 5,914	     9,485
Other current assets                                     751             714
                                                 ------------    ------------
Total current assets                                  60,192          58,322
                                                 ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                             42,377          39,097
OTHER ASSETS                                           1,434           1,598

PROPERTY, PLANT, AND EQUIPMENT                       214,112         213,649
Less accumulated depreciation                        (75,193)        (67,164)
                                                 ------------    ------------
Property, plant, and equipment, net                  138,919         146,485
                                                 ------------    ------------
TOTAL ASSETS                                     $   242,922     $   245,507
                                                 ============    ============
LIABILITIES & STOCKHOLDERS' EQUITY---------------
CURRENT LIABILITIES
Current maturities of long term debt             $     9,626     $     8,501
Accounts payable                                      19,534          17,801
Accrued expenses                                       9,618          10,315
                                                 ------------    ------------
Total current liabilities                             38,778          36,617
                                                 ------------    ------------
LONG TERM DEBT (net of current maturities)           113,803         115,429
NONCURRENT DEFERRED INCOME TAXES                      11,940          13,712
OTHER NONCURRENT LIABILITIES					 6,595	     7,541
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
Shares and 4,748 issues and outstanding 2000 & 2001    4,749           4,748
Capital in excess of par value                         4,198           4,198
Treasury stock held for options                          (96)           (106)
Retained earnings                                     64,404          63,363
OCI(FAS133)								(1,449)              0
                                                 ------------    ------------
Total stockholders' equity                            71,806          72,203
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   242,922     $   245,502
                                                 ============    ============
The accompanying notes are an integral part of these consolidated financial statements.



Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 13 week and 26 week ended September 29, 2001
and the 13 week and 26 week ended September 30, 2000
(Amounts in thousands, except per share data)
(Period 9/29/01 Unaudited)
                                        13 wks    13 wks    26 wks    26 wks
                                         ended     ended     ended     ended
                                       9/29/01   9/30/00   9/29/01   9/30/00
                                      --------  --------  --------  --------
Net Sales                             $ 84,440  $ 72,590  $173,383  $141,774
Costs and Expenses:
Cost of Sales                           82,113    69,827   171,435   137,121
Selling and Delivery                     2,538     2,300     4,839     4,713
General and Administrative               2,131     2,182     4,409     4,262
                                      --------  --------  --------  --------
Total costs and expenses                86,782    74,309   180,683   146,096

Income From Operations                  (2,342)   (1,719)   (7,300)   (4,322)

Other Income(Expense):
Interest expense                        (2,389)     (421)   (5,003)     (988)
Income from unconsolidated
affiliates and other income, net         2,587     3,062     5,438     5,937
                                      --------  --------  --------  --------
Loss Before Income Taxes                (2,144)      922    (6,865)      627

(Provision) Benefit For Income Taxes       772      (332)    7,906      (226)

Net Income                            $ (1,372)      590     1,041       401
                                      ========   ========  ======== ========
Weighted Average Shares Outstanding
              -Basic                     4,743      4,748     4,743    4,748
              -Diluted                   4,744      4,742     4,743    4,742
                                      ========   ========  ======== ========
Net Income Per Common Share
              -Basic                   $  (.29)   $   .12   $   .22  $   .08
              -Diluted                 $  (.29)   $   .12   $   .22  $   .08
Dividends Per Common Share             $   .00    $   .03   $   .00  $   .06
                                       ========   ========  ======== ========

The accompanying notes are an integral part of these consolidated financial statements.
















 Cagle's, Inc & Subsidiary  Consolidated Statements of Cash Flows
For the 26 weeks ended September 29,2001 and September 30, 2000
(In Thousands) (unaudited)

                                                    9/29/01  	    9/30/00
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $      1,041    $        401
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            8,316           4,012
Gain on disposal of property, plant and equipment          (24)              0
Changes in investment in and receivables from
unconsolidated affiliates                               (3,280)         (2,984)
Changes in assets and liabilities:
Accounts receivables, net                               (2,417)            733
Income Tax Receivables					         3,571               0
Inventories                                             (3,957)          2,585
Other current assets                                        24           1,506
Accounts payable                                         1,730           2,324
Accrued expenses                                          (718)         (1,582)
Deferred Income Taxes						  (1,772)           (694)
Other non-current liability					  (2,395)           (300)
                                                  -------------   -------------
Total Adjustments                                         (922)          5,600
                                                  -------------   -------------
Net cash provided by operating activities                  119           6,001
                                                  -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment               (583)        (42,022)
                                                  -------------   -------------
Net cash used in investing activities                     (583)        (42,022)
                                                  -------------   -------------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                         (501)         (2,128)
Proceeds from issuance of long-term debt                     0          29,000
Dividends Paid                                               0            (284)
Repurchase of Common Stock                                 (28)              0
Proceeds from exercise of Stock Options                     23               0
                                                  -------------   -------------
Net cash provided or (used) by financing activities       (506)         26,588
                                                  -------------   -------------
NET INCREASE (DECREASE) IN CASH                           (970)         (9,433)
CASH AT BEGINNING OF PERIOD                              1,113           9,526
                                                   -------------  -------------
CASH AT END OF PERIOD                              $       143    $         93
                                                   =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                        $      5,253   $      3,115
                                                  =============   =============
Income Taxes (Refund)                              $    (9,978)   $        112
                                                  =============   =============
The accompanying notes are an integral part of these consolidated financial statements.




Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
June 30, 2001

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of September 29, 2001 and March 31, 2001 and the results of their operations for the 13 weeks and 26 weeks ended September 29,2001 and September 30,2000.

2. The results of operations for the 13 weeks and 26 weeks ended September 29,2001 and September 30, 2000 are not necessarily indicative of the results expected for the full year.

3. Inventories consisted of the following:
    (In Thousands)
                                    September 29,2001      	March 31, 2001

    Finished Product                     $16,605               $14,289
    Field Inventory and Breeders          16,940                15,396
    Feed, Eggs, and Medication             3,811                 3,780
    Supplies                               1,671                 1,605
                                 ----------------        --------------
                                         $39,027               $35,070

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

5.  Investments in and Receivables from Unconsolidated Affiliates.
     The Company accounts for its investments in 5 unconsolidated affiliates using the equity method. The Company's share of earnings from these affiliates totaled $2,745,000 and $3,019,000 respectively for the 13 weeks ended September 29, 2001 and September 30,2000 and $5,642,000 and $5,803,000 respectively for the 26 weeks ended September 29, 2001 and September 30,2000.

6.  Accounting for derivative instruments SFAS no. 133.
     The Company adopted SFAS No. 133 during the first quarter of this fiscal year and recorded the change in fair market value of interest rate swaps used to hedge $25,000,000 in variable rate debt in accordance with SFAS
     133. The resulting charge(Loss) to equity was ($916,640). The charge to equity for the quarter ended September 29,2001 was $531,902. There was no effect on earnings in either quarter.

7. Certain prior year amounts have been re-classified for consistency with current period presentation.











Management's Discussion and Analysis of Financial
Condition and Results of Operation
September 29, 2001

Financial Condition

Lower than expected market prices for boneless breast meat, especially early in the quarter continued to plague earnings and prevent any appreciable reduction of the Company's debt. The low market prices also forced the company to place a continued reliance on the revolving credit line to meet day to day requirements. As of 9/29/01 the Company's availability under this facility was $5,757,000. The Company closed on the sale of an idle facility on September
29, 2001, however, proceeds of the sale were not received until October. The sale will be reflected in the financial statements of the third quarter.

Results of Operations

Revenues for the 13 week and 26 week period increased by 16.3% and 22.3% respectively as compared to year ago amounts for the same periods. This increase is due to approximately 5% or $3.7 mil in outside feed sales for the quarter ended September 29, 2001 and $7.4 mil or 5.2% for the 26 week period then ended. This was new business that did not exist a year ago and is expected to be temporary. Additional volume accounts for the balance of the increased revenues. The Company experienced an 18.7% increase in pounds marketed for the 13 weeks vs. the same period of a year ago and 17.9% increase in pounds marketed for the 26 weeks vs. the same period of a year ago.

Boneless breast meat pricing for the quarter averaged 5.9% less for the 13 week period than for the comparable period of a year ago and 5.9% lower for the 26 week period compared to year ago levels. Dark meat(mostly export) averaged 38.3% higher for the quarter and 43.5% higher for the 26 week period.

Wings were a bright spot, averaging 80.8% higher prices for the 13 week period compared to a year ago and 101.4% higher for the 26 week period compared to year ago levels.

Feed cost averaged 5.7% higher than year ago prices for the 13 week period and 2.47% higher for the 26 week period compared to year ago pricing.

Selling, Delivery and Administrative Expenses

As a group these expenses increased 4.2% for the quarter compared to year ago levels and 3% over comparable 26 week amounts and is the result of a new distribution branch start-up along with normal personnel increases.

Interest Expense

Interest expense increased 467.5% for the 13 week period compared to year ago levels and 406.4% for the 26 week period and is due mainly to the capitalization of interest during last year's construction period. Rates have averaged significantly lower for the quarter and 6 months periods.




Other Income

Other income decreased by 15.5% for the 13 week period as compared to the same period of a year ago and decreased 8.4% for the 26 week period of a year ago.

Income Taxes

The provision for income taxes reflects the Company's taxes calculated at statutory rates and in the case of a reported loss reflects the Company's ability to obtain a refund of previously paid taxes. Statutory rates are adjusted for any credits to which the company may be entitled.

Part II	Other Information

Item 9  Exhibits and Reports on Form 8-K
	a.  Not applicable
      b.  No report on Form 8-K was filed during this period.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 14, 2001                       /s/   J. Douglas Cagle
                                                      Chairman and C.E.O.

Date:  November 14, 2001                       /s/   Kenneth R. Barkley
                                                      Sr. VP Finance/Treas/CFO