Form 10-Q
period 2001-12-29
CAGLES INC
filed 2002-02-12
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended December 29, 2001
                                     or

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

       Class                                    Outstanding December 29, 2001
--------------------------------------          -----------------------------
Class A Common Stock, $1.00 Par Value	                 4,747,280





















PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. And Subsidiary Consolidated Balance Sheets
December 29, 2001 and March 31, 2001
(In Thousands, Except Par Value)
(Period 12/29/01 Unaudited)

                                             12/29/01      03/31/01
                                         ------------   -----------
Assets  -----------------------------------------
CURRENT ASSETS
Cash                                     $        77    $      1,113
Accounts receivable, net of allowance for
doubtful accounts of $459and $554 at
December 29, 2001 and March 31, 2001,
respectively                                  16,901          11,940
Inventories                                   38,734          35,070
Income Tax Refund Receivable                   4,776           9,485
Other current assets                             538             714
                                        ------------    ------------
Total current assets                          61,026          58,322
                                        ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                     42,969          39,097
OTHER ASSETS                                   1,528           1,598

PROPERTY, PLANT, AND EQUIPMENT               211,236         213,649
Less accumulated depreciation                (76,824)        (67,164)
                                        ------------    ------------
Property, plant, and equipment, net          134,412         146,485
                                        ------------    ------------
TOTAL ASSETS                             $   239,935     $   245,502
                                        ============    ============
LIABILITIES & STOCKHOLDERS' EQUITY---------------
CURRENT LIABILITIES
Current maturities of long term debt     $    10,188     $     8,501
Accounts payable                              20,504          17,801
Accrued expenses                               8,942          10,315
                                        ------------    ------------
Total current liabilities                     39,634          36,617
                                        ------------    ------------
LONG TERM DEBT (net of current maturities)   114,198         115,429
NONCURRENT DEFERRED INCOME TAXES              10,064          13,712
OTHER NONCURRENT LIABILITIES                   5,231	         7,541
                                        ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
Shares and 4,748 issues and outstanding        4,748           4,748
Capital in excess of par value                 4,198           4,198
Treasury stock held for options                  (96)           (106)
Retained earnings                             62,977          63,363
OCI(FAS133)                                   (1,019)              0
                                        ------------    ------------
Total stockholders' equity                    70,808          72,203
                                        ------------    ------------
TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY            $   239,935     $   245,502
                                        ============    ============
The accompanying notes are an integral part of these consolidated financial statements.



Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 13 week and 39 week ended December 29, 2001
and the 13 week and 39 week ended December 30, 2000
(Amounts in thousands, except per share data)
(Period 12/29/01 Unaudited)
                                       13 wks     13 wks     26wks    26wks
                                        ended      ended     ended    ended
                                       12/29/01  12/30/00  12/29/01  12/30/00
                                       --------  --------  --------  -------
Net Sales                               $85,560   $59,407  $258,943 $201,181
Costs and Expenses:
Cost of Sales                            84,617    63,728   256,052  200,849
Selling and Delivery                      2,673     2,201     7,512    6,914
General and Administrative                2,128     2,778     6,537    7,040
                                        -------  --------  --------  -------
Total costs and expenses                 89,418    68,707   270,101  214,803

Income From Operations                   (3,858)   (9,300)  (11,158) (13,622)

Other Income(Expense):
Interest expense                         (2,056)   (1,823)   (7,059)  (2,811)
Income from unconsolidated affiliates
and other income, net                     3,563     3,181     9,001    9,118
                                       --------   --------   ------- -------
Loss Before Income Taxes                 (2,351)   (7,942)   (9,216)  (7,315)
(Provision) Benefit For Income Taxes        923     2,860     8,829    2,634
Net Income(Loss)                      $  (1,428)  $(5,082)     (387)  (4,681)
                                        ========  ========  ======== ========
Weighted Average Shares Outstanding
              -Basic                      4,743     4,748      4,743   4,748
              -Diluted                    4,743     4,742      4,743   4,742
                                       ========  ========   ======== ========
Net Income Per Common Share
              -Basic                  $   (.30) $  (1.07)  $   (.08) $   (.99)
              -Diluted                $   (.30) $  (1.07)  $   (.08) $   (.99)
Dividends Per Common Share            $    .00  $    .03   $     .0  $    .09
                                       ========  ========  ======== ==========

The accompanying notes are an integral part of these consolidated financial statements.



















Cagle's, Inc & Subsidiary
Consolidated Statements of Cash Flows
For the 26 weeks ended December 29,2001 and December 30, 2000
(In Thousands) (unaudited)

                                                    12/29/01  	    12/30/00
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $      (387)    $     (4,681)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                           11,416           6,662
gain on disposal of property, plant and equipment        (999)              0
Changes in investment in and receivables from
unconsolidated affiliates                               (3,872)         (3,653)
Changes in assets and liabilities:
Accounts receivables, net                               (4,961)          6,156
Income Tax Receivables					         4,709            (617)
Inventories                                             (3,664)         (1,715)
Other current assets                                       176           1,400
Accounts payable                                         2,703           1,393
Accrued expenses                                        (1,373)         (1,252)
Deferred Income Taxes						  (3,648)           (920)
Other non-current liability					  (3,329)          1,700
                                                  -------------   -------------
Total Adjustments                                       (2,842)          9,154
                                                  -------------   -------------
Net cash provided by operating activities               (3,229)          4,473
                                                  -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment               (595)        (57,620)
Proceeds from the sale of property, plant, equip         2,514               0
Increase in other assets					    (177)           (364)
                                                  -------------   -------------
Net cash used in investing activities                    1,742         (57,984)
                                                  -------------   -------------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                       (4,254)         (4,271)
Proceeds from issuance of long-term debt                 4,710          49,769
Dividends Paid                                               0            (427)
Repurchase of Common Stock                                 (28)              0
Proceeds from exercise of Stock Options                     23               0
                                                  -------------   -------------
Net cash provided or (used) by financing activities        451          45,071
                                                  -------------   -------------
NET INCREASE (DECREASE) IN CASH                         (1,036)         (8,440)
CASH AT BEGINNING OF PERIOD                              1,113           9,526
                                                   -------------  -------------
CASH AT END OF PERIOD                              $        77    $      1,086
                                                   =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                        $     7,449   $       6,037
                                                  =============   =============
Income Taxes (Refund)                              $    10,163   $         112
                                                  =============   =============
The accompanying notes are an integral part of these consolidated financial statements.



Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
December 29, 2001

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of September 29, 2001 and March 31, 2001 and the results of their operations for the 13 weeks and 39 weeks ended December 29,2001 and December 30,2000.

2. The results of operations for the 13 weeks and 39 weeks ended December 29,2001 and December 30, 2000 are not necessarily indicative of the results expected for the full year.

3. Inventories consisted of the following:
    (In Thousands)
                                    December 29,2001      	March 31, 2001

    Finished Product                     $16,516               $14,289
    Field Inventory and Breeders          15,562                15,356
    Feed, Eggs, and Medication             5,130                 3,780
    Supplies                               1,526                 1,605
                                 ----------------        --------------
                                         $38,734               $35,070

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

5.  Investments in and Receivables from Unconsolidated Affiliates.
     The Company accounts for its investments in 5 unconsolidated affiliates using the equity method. The Company's share of earnings from these affiliates totaled $3,037,000 and $3,067,000 respectively for the 13 weeks ended December 29, 2001 and December 30,2000 and $8,679,000 and
     $8,870,000 respectively for the 39 week periods ended the same dates.

6.  Accounting for derivative instruments SFAS no. 133.
     The Company adopted SFAS No. 133 during the first quarter of this fiscal year and recorded the change in fair market value of interest rate swaps used to hedge $25,000,000 in variable rate debt in accordance with SFAS
     133. The resulting charge(Loss) to equity was ($916,640). The charge to equity for the quarter ended September 29,2001 was $531,902 and forth quarter ended December 29, 2001, a gain of $429,996. There was an effect on earnings of $253,465 (expensed) for the quarter ended December 29, 2001 as a result of SFAS no. 133 compliance.

7. Certain prior year amounts have been re-classified for consistency with current period presentation.











Management's Discussion and Analysis of Financial
Condition and Results of Operation
December 29, 2001

Financial Condition

Weak demand for boneless skinless breast meat and tenders and the resulting low market prices, seasonal inventory increases combined with continuing inefficiencies associate with the new processing facility in Perry, Ga. resulted in losses for the quarter. The continued losses continued to strain the Company's liquidity as additional utilization of a revolving credit facility was required to fund operational requirements; increased inventory and accounts receivable levels. The sale of an idle facility is reflected in the results of the quarter and resulted in a gain of $968,991 and cash of $2.5 million. In addition, the Company received a subordinated note for $1 million for the balance of the sale price. The additional gain reflected by the $1 million note is deferred until the note is paid.

During the quarter ended December 29, 2001 the Company sold its Macon processing facility which had ceased production in June of 2001. The Company received a first mortgage on the plant for the selling price of $6.8 million and the sale will be reported on the installment basis as the mortgage is paid. There was no impact on the financial statements as of December 29, 2001.

Results of Operations

Revenues for the 13 week and 39 week periods ended December 29, 2001 increased by 44.02% and 28.71% as compared to corresponding periods of a year ago. This increase is attributed to the additional production, approximately 29% more eviscerated pounds for the 39 week period ended December 29, 2001 compared to a year ago and 36.16% more pounds in the 13 week period ended December 29, 2001 as compared to the 13 weeks ended December 30, 2000.

Market prices continued to challenge as most items remained at depressed levels, wings and leg quarters being the exceptions. Boneless, skinless breast meat and tenders, the major volume items remained at historically low levels with strike prices substantially lower, than the nationally quoted markets, both for the 13 week period and the 39 week period as compared to the same period of a year ago.

Cost was adversely affected by a slight increase in feed cost which was 6.87% higher on average for the 13 week period compared to year ago levels and 3.5% higher for the 39 week period than from the corresponding period of a year ago.

Selling, Delivery and Administrative Expenses

There was no significant change in these expenses as a class, however legal expenses continue to be a burden associated with ongoing litigation.

Interest Expense

Interest expense increased 12.8% for the 13 weeks period as compared to the same period of a year ago and is attributed to higher borrowing levels. The increase for the 39 week period ended December 29, 2001 was 151% however during the 39 week period ended December 30, 2000 $3,124,000 of interest was capitalized and not reflected in interest expense. While rates have dropped significantly the Company's debt include $52,000,000 at fixed rates either as fixed rate debt or of variable rate debt through the use of interest rate swaps.




Other Income

Other income for the quarter ended December 31, 2001 exceeded that of the same period of a year ago by 12% and includes the gain recorded from the sale of the idle further processing plant. The earnings impact(expense) of $253,000 from FAS133 is also included in this category). For the 39 week period ended December 31, 2001 other income was not materially changed.

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



Date:  February 12, 2002                    	/s/   J. Douglas Cagle
 									Chairman and C.E.O.

Date:  February 12, 2002                      	/s/   Kenneth R. Barkley
 					 				Sr. VP Finance/Treas/CFO