Form 10-K
period 2002-03-30
CAGLES INC
filed 2002-06-28
CIK 16104

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-K

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended______MARCH 30, 2002___________________________or

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

__$_16,850,746(based_on__$9.60_per_share_closing_price_on_May 7, 2002)____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS.)

__Class_A_Common_Stock_at_$1.00_par_value______________________________________
__4,747,280_shares_at_$1.00_par_value__________________________________________

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933. (THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR IDENTIFICATION PURPOSES.)
  Parts of the following documents are incorporated by reference in Parts II, III, and IV of this form 10-K report: 1) registrant's annual report to shareholders for fiscal year ended March 30, 2002 - Items 5, 6, 7, 8 and 14;
  2) registrant's annual report to shareholders for fiscal year ended March 31, 2001 - Items 6, 8 and 14; 3) registrant's annual report to shareholders for fiscal year ended April 1, 2000 - Items 6, 8 and 14; 4) registrant's annual report to shareholders for fiscal year ended April 3, 1999 - Item 6; 5) registrant's annual report to shareholders for fiscal year ended March 28, 1998 - Item 6; and 6) Proxy statements for registrant's 2002 annual meeting of shareholders- Items 10, 11, 12, and 13.


                                CAGLE'S, INC.

                                   PART I

                         Item 1:  General Business

Cagle's, Inc. (the "Company"), which began business in 1945 and was first incorporated in Georgia in 1953, and its wholly owned subsidiary (Cagle's Farms, Inc., formerly Strain Poultry Farms, Inc.) produce, market, and distribute a variety of fresh and frozen poultry products. The vertically integrated operations of the Company consist of breeding, hatching, and growing of chickens; feed milling; processing; further processing; and marketing. The Company's products are sold to national and regional independent and chain supermarkets, food distributors, food processing companies, national fast-food chains, and institutional users, such as restaurants, schools, and distributors, by the Company's sales staff located in Atlanta, Georgia, and through brokers selected by the Company.

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

The Company currently processes approximately 3,185,000 birds per week in its three processing plants, including three plants which operate with two full shifts. Of the Company's total production, approximately 1,450,000 head per week are deboned.

The complete cycle for growing broilers begins with the placement on a farm of a day-old breeder chick. This bird is reared for 25 weeks, at which time it begins to produce hatching eggs. The breeder produces eggs for approximately 40 weeks. These eggs are set in one of the Company's two hatcheries, and in three weeks, a baby chick is hatched.


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

Employees and Labor Relations

The Company employs approximately 3,900 persons of whom approximately 28% are covered by collective bargaining agreements which expire at various dates over the next three years. The Company believes its relationship with the bargaining groups and other employees is good.

Seasonal Variations in Business

The seasonal demand for the Company's products is highest during the late spring and summer months and is normally lowest during the winter months.

Major Customers

Sales to the Company's two largest customers represent 16.9%, 28%, and 43% of net sales during fiscal 2002, 2001, and 2000, respectively. Additionally, a major portion of the joint venture's sales is to one of the Company's largest customers.

Backlog

The Company had no material backlog of orders existing as of March 30, 2002.


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

                           Item 2:  Properties

Production and Facilities

Breeding and Hatching

The Company supplies its broiler chicks by producing all of its own hatching eggs from breeder flocks owned by the Company. These breeder flocks are maintained on 54 contract grower farms. In addition, the replacement breeder pullets are maintained on 23 contract grower farms where the breeders are reared from one day old to approximately 18 weeks old and then moved to the breeder farm where they begin to produce eggs at about 25 weeks of age.
These farms are located in north Georgia.

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

Grow-Out

The Company places its broiler chicks on approximately 275 contract grower farms. The birds are grown separately by sex to provide the exact size requirement of the Company's customers.

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


Feed Mills

The Company owns three feed mills. The feed mill in Forsyth, Georgia, has the capacity to produce approximately 9,000 tons per week. A new feed mill in Rockmart, Georgia has production capacity of over 12,000 tons per week which can be increased to 20,000 tons per week by adding additional equipment. A mill in Dalton, Georgia with 10,000 tons per week capacity is currently idle.

Processing

As the broilers reach the desired processing weight, they are removed from the houses and transported by company trucks to a processing plant.

The processing plants are located in Pine Mountain, Georgia; Perry, Georgia; and Collinsville, Alabama. The Collinsville plant can process up to 12,600 birds per hour. The Pine Mountain plant has the capacity to process 10,800 birds per hour. The Perry plant has the capacity to process 15,625 per hour. Each plants operate two full shifts plus a sanitation shift.

Further Processing and Deboning

The Company has a stated goal of marketing the majority of its product as value-added product. This is accomplished by cutting the product into parts or fast-food cuts, deboning, marinating and breading, and converting into other convenience-type products.

Currently, further processing and deboning are conducted at the Collinsville, Alabama, plant (cutting, marinating, and breading) and the Pine Mountain and plant (deboning) and the Perry, Ga. plant, (deboning, IQF and marinating and breading). In addition, the Atlanta, Georgia, facilty is totally devoted to further processing. The operations of the Lovejoy facility have been moved to Perry, Georgia, and the facility is currently idle and offered for sale.

Freezer Storage

The Company's facilities located in Atlanta, Georgia; Collinsville, Alabama; Pine Mountain, Georgia; and Perry, Georgia, have freezer storage facilities with aggregate capacity of approximately 25,800,000 pounds of frozen product. The Company utilizes outside storage services as needed to supplement its own freezer capacity.

Local Distribution

As an extension of the company sales division, local distribution is operated from separate refrigerated warehouse facilities in Atlanta, Georgia. This unit has sales representatives located in Macon, Georgia, as well as Atlanta and Collinsville, Alabama, and are designed to provide storage and delivery service for those customers. A new branch was opened during the 4th quarter of the year in Mobile, Alabama. This branch is in leased space.

Significant Unconsolidated Subsidiaries

The Company owns a 50% interest in a joint venture, which is a fully integrated poultry company located in Camilla, Georgia. The joint venture is growing and processing approximately 1,300,000 birds per week in a processing plant that is capable of processing up to 1,400,000 broilers per week. The Company also owns a minority interest in a poultry by-product company. In November 1997, a Joint Venture poultry company was formed in Kentucky and the company became a minority member. In December 1995, the Company acquired a 1/3 interest in a grower housing financing company. During fiscal year 2000 the Kentucky joint venture purchased a 1/4 interest in this venture, which diluted the Company's ownership to 1/4. The financing company finances poultry houses for growers who are contract growers for the joint venture companies. The Company subsequent to March 30, 2002 sold its interest in the Camilla, JV and the credit company for $50 Million.


Executive Offices

The Company's executive offices are located in a renovated two-story (22,000-square-foot) building at 2000 Hills Avenue, NW, Atlanta, Georgia. The building is owned by the Company.

All of the properties described above are in good condition and are adequate for their stated uses.

                        Item 3:  Legal Proceedings

Suit was filed against Cagle's Farms, Inc. on December 18, 1998 in U. S. District Court for the Northern District of Georgia by terminated contract broiler growers. Cagle's, Inc. was subsequently added as a party. These former growers sought unspecified damages and alleged, among other things, that their birds were misweighed on numerous occasions and that they were terminated as growers because of their involvement in a poultry growers association. Cagle's, Inc. and Cagle's Farms, Inc. denied all allegations. Subsequent to the end of the fiscal year, this case was settled.

In addition to the above mentioned case, a suit was brought against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV, LLC and Cagle Keystone Food JV, LLC on May 12, 1999 in U. S. District Court for the Northern District of Georgia by three contract broiler growers. This suit alleged certain discrepancies in weighing live poultry as it is received at the processing plant and seek unspecified damages. This suit sought class action status, which was denied by the Court. Subsequently, on July 2, 2001, a number of individual contract broiler growers filed suit in U. S. District Court for the Northern District of Georgia, also alleging certain discrepancies in weighing and seeking unspecified damages. Cagle's, Inc. and Cagle's Farms, Inc. denied all allegations. Subsequent to the end of the fiscal year, a preliminary settlement agreement was reached in each of these cases and the parties are currently in the process of finalizing these settlements.

Also, suit was filed on May 19, 1999 against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV, LLC, Cagle Foods Credit LLC and Cagle's Keystone Foods, LLC in the District Court for the Middle District of Georgia. Two additional suits were filed in this same Court on June 15, 2001 and June 22, 2001 against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV LLC d/b/a Cagle-Keystone Foods. All three separate suits were brought by different contract growers seeking unspecified damages and alleging the defendants misrepresented certain facts regarding profitability and cash flow as an inducement to their becoming contract producers. The Company and other defendants deny all allegations are vigorously defending against these actions and expect to be vindicated.

Other than those actions listed above, the Company is routinely involved in various lawsuits and legal matters on an ongoing basis as a result of day to day operations; however, the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company or its business.


         Item 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter of fiscal 2002.


                                     PART II

               Item 5:  Market for Registrant's Common Equity
                        and Related Stockholder Matters

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended March 30, 2002 and is incorporated herein by reference.

                       Item 6:  Selected Financial Data

The information required by this item is included in the Company's Annual Report to Stockholders for the Fiscal Year ended March 30, 2002 and is incorporated herein by reference. This Annual Report also contains in relevant part summary columnar information from financial statements audited by Arthur Andersen LLP("Andersen") for Cagle's, Inc.'s Fiscal Years ended March 28, 1998 ("Fiscal Year 1998"), April 3, 1999 ("Fiscal Year 1999"), April 1,
2000 ("Fiscal Year 2000"), and March 31, 2001 ("Fiscal Year 2001") which was included in Cagle's, Inc.'s Annual Reports for these Fiscal Years. The financial statements audited by Andersen for each of these Fiscal Years were also accompanied by Andersen's accountants' reports which satisfied the requirements of 17 CFR Part 210.2-02(a) when originally issued. Pursuant to amendment (e) to 17 CFR Part 210, which is included SEC Release No. 33-870, Cagle's, Inc. hereby certifies that, after reasonable efforts, it is unable to obtain consent from Andersen to reissue the financial statements for Fiscal Years 1998, 1999, 2000, and 2001 along with the accompanying accountants' reports. Cagle's, Inc. further certifies that the relevant portions of the Annual Reports for Fiscal Years 1998, 1999, 2000, and 2001, which are incorporated herein by reference, are not reissues but are true and correct copies of the latest financial statements and the accompanying signed and dated Andersen accountants' reports for these Fiscal Years.

            Item 7:  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended March 30, 2002 and is incorporated herein by reference.

             Item 8:  Financial Statements and Supplementary Data

The information required by this item is included in the Company's Annual Report to Stockholders for the Fiscal Year ended March 30, 2002 and is incorporated herein by reference. This annual report in relevant part also contains summary information from financial statements audited by Arthur Andersen LLP ("Andersen") for Cagle's, Inc.'s Fiscal Years ended April 1, 2000 ("Fiscal Year 2000") and March 31, 2001 ("Fiscal Year 2001") which was included in Cagle's, Inc.'s Annual Reports for these Fiscal Years. The financial statements audited by Andersen for each of these Fiscal Years were also accompanied by Andersen's accountants' reports which satisfied the of requirements of 17 CFR Part 210.2-02(a) when originally issued. Pursuant to amendment (e) to 17 CFR Part 210, which is included SEC Release No. 33-870, Cagle's, Inc. hereby certifies that, after reasonable efforts, it is unable to obtain consent from Andersen to reissue the financial statements for Fiscal Years 2000 and 2001 along with the accompanying accountants' reports. Cagle's, Inc. further certifies that the relevant portions of the Annual Reports for Fiscal Years 2000 and 2001, which are incorporated herein by reference, are not reissues but are true and correct copies of the latest financial statements and the accompanying signed and dated Andersen accountants' reports for these Fiscal Years.


            Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

In April 2002, the Company dismissed Arthur Andersen LLP as its auditor and retained the firm of Moore Stevens Frost PLC as its auditors for the fiscal year ended March 30, 2002, reference Form 8-k filed April 10, 2002 and amended April 17, 2002.
                                    PART III

           Item 10:  Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 12, 2002 and is incorporated herein by reference.

           Item 11:  Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 12, 2002 and is incorporated herein by reference.


   Item 12:  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 12, 2002 and is incorporated herein by reference.

           Item 13:  Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 12, 2002 and is incorporated herein by reference.

                                      PART IV

  Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

(a)1.   Financial Statements

The Company's 2002 Annual Report to Stockholders contains the consolidated balance sheets as of March 30, 2002 and March 31, 2001, the related statements of income, stockholders' equity, and cash flows for the three years in the period ended March 30, 2002 and the related accountants' report of Moore Stevens Frost PLC ("MSF") for the year ended March 30, 2002. These financial statements and the report of MSF are incorporated herein by reference. Arthur Andersen ("Andersen") audited the financial statements for the relevant years prior to and ended on on March 31, 2001 and incorporation of these statements herein does not constitute a reissue of these statements (see Item 8 above).


The financial statements, incorporated by reference, include the following:

      Consolidated Balance Sheets - March 30, 2002 (MSF) and March 31, 2001 (Andersen)

      Consolidated Statements of Income for the Years Ended March 30, 2002
(MSF), March 31, 2001 (Andersen), and April 1, 2000 (Andersen)

      Consolidated Statements of Cash Flows for the Years Ended March 30, 2002
(MSF), March 31, 2001 (Andersen), and April 1, 2000 (Andersen)

      Notes to Consolidated Financial Statements - March 30, 2002 (MSF), March 31, 2001 (Andersen), and April 1, 2000 (Andersen)

(a)2.   Financial Statement Schedules

The financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a)3	  Exhibits

8.1 consent of independent accountants, Moore Stephens Frost, PLC and letter regarding request from independent accountants Arthur Andersen LLP.
8.2 Cagle's, Inc. annual report for the year ended March 30, 2002.
8.3 Cagle's, Inc. Proxy statements for registrant's 2002 annual meeting of shareholders.
8.4 audited financial statements of unconsolidated affiliates: Cagle's Keystone Foods, L.L.C. and Cagle Foods JV, L.L.C.audited financial statements of unconsolidated affiliate.

Reports on Form 8-K

A report on Form 8-k was filed in April 2002, amended April 2002. Reporting a change of auditors.
A report on Form 8-k was filed in May 2002, amended June 2002. Reporting the sale of Cagle Foods JV, L.L.C.


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cagle's, Inc.

BY:   /s/  J. Douglas Cagle
           J. Do
uglas Cagle
           Chairman and Chief Executive Officer

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

 /s/ Panos J. Kanes         Director

