Form 10-Q
period 2002-06-29
CAGLES INC
filed 2002-08-12
CIK 16104

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended June 29, 2002
                                     or

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

                  Yes  __x__                   No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

       Class                                      Outstanding June 29, 2002
--------------------------------------          -----------------------------
Class A Common Stock, $1.00 Par Value	              4,746,030 Issued


PART 1.  FINANCIAL INFORMATION


Cagle's, Inc. And Subsidiary Consolidated Balance Sheets
June 29, 2002 and March 30, 2002
(In Thousands, Except Par Value)
(Period 6/29/02 Unaudited)
                                                    06/29/02      03/30/02
                                                 ------------   -------------
Assets  -----------------------------------------
CURRENT ASSETS
Cash                                             $       100    $         91
Accounts receivable, net of allowance for
doubtful accounts of $439 and $446 at
June 29, 2002 and March 30, 2002,
respectively                                          18,226          16,919
Inventories                                           32,795          34,176
Income Tax Refund Receivable					 9,979	    10,016
Other current assets                                   1,948             559
                                                 ------------    ------------
Total Current Assets                                  63,048          61,761
                                                 ------------    ------------
Investments in and receivables from
   unconsolidated affiliates                           7,411          45,136
Other Assets                                           1,909           2,232
Assets held for sale                                   6,887           6,738

Property, Plant, and Equipment                       198,629         198,293
Less accumulated depreciation                        (78,129)        (74,209)
                                                 ------------    ------------
Property, plant, and equipment, net                  120,500         124,084
                                                 ------------    ------------
TOTAL ASSETS                                     $   199,755     $   239,951
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY---------------
CURRENT LIABILITIES
Current maturities of long term debt             $    10,484     $     9,921
Accounts payable                                      22,264          24,143
Accrued expenses                                       9,083           8,847
                                                 ------------    ------------
Total Current Liabilities                             42,831          42,911
                                                 ------------    ------------
Long Term Debt (net of current maturities)            71,342         114,885
                                                 ------------    ------------
Noncurrent Deferred Income Taxes                      13,901          11,831
                                                 ------------    ------------
Other Noncurrent Liabilities					 4,505	     5,927
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 4,748
shares, 4748 shares issued at June 29, 2002
and March 30, 2002, respectively                       4,748           4,748
Capital in excess of par value                         4,198           4,198
Treasury stock held for options                          (82)            (94)
Retained earnings                                     60,112          56,402
OCI (Other Accum. Comprehensive Income)                 (800)           (857)
                                                 ------------    ------------
Total Stockholders' Equity                            68,176          64,397
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   199,755     $   239,951
                                                 ============    ============
The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 13 weeks ended June 29, 2002
and the 13 weeks ended June 30, 2001
(Amounts in thousands, except per share data)
(Unaudited)
                                           13 wks      13 wks
                                           ended     	 ended
                                          06/29/02  	06/30/01
                                      	--------  	--------
Net Sales                                 $84,758     $88,943
Costs and Expenses:
Cost of Sales                              84,909      89,322
Selling and Delivery                        2,291       2,301
General and Administrative                  2,583       2,278
                                          --------    --------
Total costs and expenses                   89,783      93,901

Loss From Operations                       (5,025)     (4,958)

Other Income(Expense):
Interest expense                           (1,718)     (2,615)
Other Income, Net                          10,959         (46)
                                          --------    --------
Earnings or (Loss) Before equity in
  earnings of unconsolidated affiliates
  and income taxes                          4,216      (7,619)

Equity in earnings of unconsolidated
  affiliates                                1,563       2,898
                                          --------    --------
Income(Loss) before income taxes            5,779      (4,721)

Income Taxes Provision (Benefit)            2,069      (7,134)
                                          --------    --------
Net Income(Loss)                        $   3,710     $ 2,413
                                          ========    ========
Weighted Average Shares Outstanding
              -Basic                        4,745       4,742
              -Diluted                      4,745       4,742
                                          ========    ========
Net Income (Loss) Per Common Share
              -Basic                      $   .78     $   .51
              -Diluted                    $   .78     $   .51
Dividends Per Common Share                $   .00     $   .03
                                          ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc & Subsidiary
Consolidated Statements of Cash Flows
For the 13 weeks ended June 29, 2002 and June 30, 2001
(In Thousands) (unaudited)

                                              	June 29, 2002    June 30, 2001
                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                               $      3,710     $      2,413

Adjustments to reconcile net income to net cash
Used in operating activities:
Depreciation and amortization                          4,303            4,262
Gain on sale of joint venture                        (11,959)               0
Changes in assets and liabilities:
Accounts receivables, net                             (1,307)          (3,288)
Income Tax Receivables                                    37            3,505
Inventories                                            1,381           (1,340)
Other current assets                                  (1,389)            (120)
Changes in investment in and receivables from
unconsolidated affiliates                               (316)          (2,511)
Accounts payable                                      (1,879)            (284)
Accrued expenses                                        (964)          (1,342)
Deferred Income Taxes                                  2,070           (1,772)
                                                -------------    -------------
Total Adjustments                                    (10,023)          (2,890)
                                                -------------    -------------
Net cash produced(used) in operating activities       (6,313)            (477)
                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment             (384)            (514)
(Increase) decrease in Other Assets                     (177)               0
Change in assets held for sale                          (149)               0
Proceeds from sale of joint venture                   50,000                0
                                                -------------    -------------
Net cash used in investing activities                 49,290             (514)
                                                -------------    -------------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                    (42,980)          (2,125)
Proceeds from issuance of long-term debt                   0            3,500
Dividends Paid                                             0                0
Proceeds from exercise of options                         12                0
                                                -------------    -------------
Net cash provided (used) by financing activities     (42,968)           1,375
                                                -------------    -------------
NET INCREASE (DECREASE) IN CASH                            9              384
CASH AT BEGINNING OF PERIOD                               91            1,113
                                                -------------    -------------
CASH AT END OF PERIOD                            $       100     $      1,497
                                                =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest(including capitalized interest
            of $3,124 in 2001)                   $     1,827     $      6,037
                                                =============    =============
Income Taxes (Refunded), Paid                    $         0     $     (8,867)
                                                =============    =============
The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
June 29, 2002

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of June 29, 2002 and March 30, 2002 and the results of their operations for the 13 weeks ended June 29, 2002 and the 13 weeks ended June 30, 2001.

2. The results of operations for the 13 weeks ended June 29, 2002 and June 30, 2001 are not necessarily indicative of the results expected for the full year.

3. Inventories consisted of the following:
    (In Thousands)
                                    June 29, 2002         	March 30, 2002

    Finished Product                     $ 9,966               $11,116
    Field Inventory and Breeders          16,597                16,789
    Feed, Eggs, and Medication             4,499                 4,395
    Supplies                               1,733                 1,876
                                 ----------------        --------------
                                         $32,795               $34,176

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

5.  Investments in and Receivables from Unconsolidated Affiliates.
     The Company accounts for its investments in its unconsolidated affiliates using the equity method. The Company's share of earnings from these affiliates totaled $1,563,000 for the 13 weeks ended June 29, 2002, and $2,897,347 for the 13 weeks ended June 30, 2001. On April 30, 2002 the Company sold its interest in Cagle Foods JV, LLC and Cagles Foods Credit for $50,000,000 and recorded a gain of $11,958,535 as other income. Adjusted for taxes this gain represents $1.61 per share.

6.  Other Non-Recurring Activities.
     During the 13 weeks ended June 29, 2002 the Company reached an agreement to settle lawsuits with a number of growers for $1,250,000. This amount was recorded as other expense during the period.
     The Company received $1,671,000 during the quarter as recover in a lawsuit from a vitamin manufacturer. This represents recovery of overcharges for vitamins used in the manufacturing of poultry feed and as such was recorded as a credit to cost of sales.

7. Certain prior year amounts have been re-classified for consistency with current period presentation.


Management's Discussion and Analysis of Financial
Condition and Results of Operations
June 30, 2001

Financial Condition

The Company continued to experience losses from operations during the quarter due primarily to persistent low market prices for breast meat and especially depressed prices for dark meat which continues to be severely affected by the disruption in export sales due to trade issues with Russia, the largest market for poultry export, mainly leg quarters.
In April the Company closed on the sale of its interest in Cagles Foods JV, LLC and Cagle Food Credit LLC, two joint ventures for fifty million. The proceeds were used to pay down bank debt, $37.5 million of term debt and $12.5 million of revolver debt, which freed up availability under the Company's line of credit. As of June 29, 2002 the remaining availability under the revolving credit facility was $3,016,376 and subsequent to the end of the period an additional $1,000,000 has been drawn down.
The Company is due a substantial refund of federal income taxes that is expected to be received early in the second quarter that will boost liquidity.

Results of Operations

Revenues for the 13 week period ended June 29, 2002 decreased by 4.7% as compared to the same period of a year ago. This decrease in revenue can be attributed to market prices that have continued to be depressed. Leg quarter prices have been especially burdensome as well as wing prices. The quoted market for breast meat including tenders were comparable to a year ago prices but far less than required to cover the lower prices of the other parts.

Feed prices for the quarter ended June 29,2002 were essentially unchanged from the period of a year ago; providing some stability in production cost; however, the new plant in Perry continues to provide a challenge as it progresses toward a more maturely trained work force and a settled product mix.

Selling, Delivery and Administrative Expenses

As a group these expenses increased by 6.44% with a large portion of the increase in bank fees.

Interest Expense

Interest expense was 34.3% lower for the quarter ended June 29, 2002 than for the comparable quarter of a year ago. This reduction reflects the effect of lower debt levels during May and June.

Equity in Earnings of Unconsolidated Affiliates

Reflects absence of income from the two joint venture which were sold April 30, 2002.

Other Income

Other income reflects the gain from the sale of the Company's interest in two joint ventures as well as the effect of settlement of several grower lawsuits.


Income Taxes

The provision for income taxes reflects the Company's estimated liability for income taxes net of any credits to which the Company may be entitled.


Part II	Other Information

Item 9  Exhibits and Reports on Form 8-K
	a.  Not applicable
      b. Reports on 8-K were filed on April 10, 2002 and amended on April 17, 2002 relating to the change of the Company's auditors.
          An 8-k report was filed May 9, 2002 relating to the sale of the Company's interest in Cagle Foods JV, LLC and Cagle Foods Credit LLC and amended on June 26, 2002 to provide pro forma statements reflecting the sale of the two joint ventures.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 12, 2002                      /s/  J. Douglas Cagle
                                                 Chairman and C.E.O.

Date:  August 12, 2002                      /s/  Kenneth R. Barkley
                                                 Sr. VP Finance/Treas/CFO


Sarbanes-Oxley Act of 2002 Section 906 Certifications

I hereby certify that the foregoing report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained therein fairly represents, in all material respects, the financial condition and results of the issuer, Cagle's, Inc.

The signed original of the foregoing certification will be kept at Cagle's, Inc. or its council for a period of five years as required by regulation ST (section 302).


/s/ J. Douglas Cagle
Chief Executive Officer

/s/  Kenneth R. Barkley
Chief Financial Officer

Date:  August 12, 2002