Form 10-K/A
period 2002-03-30
CAGLES INC
filed 2002-10-07
CIK 16104

Amendments to Cagle's, Inc. 10-K report for the fiscal year ended
March 30, 2002 are:

 Restated financial statements of unconsolidated affiliates Cagle's Keystone Foods, L.L.C. and Cagle Foods JV, L.L.C.; prepared by Deloitte & Touche LLP. These statements were included as exhibits in Part IV ,
Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


                      PART IV

  Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following amended documents are filed as part of this report:

(a)3	  Exhibits

8.4 audited financial statements of unconsolidated affiliates: Cagle's Keystone Foods, L.L.C. and Cagle Foods JV, L.L.C. audited financial statements of unconsolidated affiliate.

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