Form 10-Q/A
period 2002-06-29
CAGLES INC
filed 2002-10-31
CIK 16104

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-Q/A
                              (Amendment No. 1)

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


Description of Amendment No. 1
Subsequent to the quarter ended June 29, 2002, the Company entered into an amendment to the credit agreement covering a term loan and its revolving credit agreement with its primary lender. This amendment, among other things, provided for a change in the maturity dates for these instruments to April 2003. Accordingly, the outstanding balances under this agreement totaling $46,767,094 have been reclassified to current maturities of long-term debt in the accompanying financial statements as of June 29, 2002. The Company continues to negotiate for replacement financing as well as explore other actions that will provide necessary liquidity.


PART 1.  FINANCIAL INFORMATION


Cagle's, Inc. And Subsidiary Consolidated Balance Sheets
June 29, 2002 and March 30, 2002
(In Thousands, Except Par Value)
(Period 6/29/02 Unaudited)
                                                    06/29/02      03/30/02
                                                 ------------   -------------
Assets  -----------------------------------------
CURRENT ASSETS
Cash                                             $       100    $         91
Accounts receivable, net of allowance for
doubtful accounts of $439 and $446 at
June 29, 2002 and March 30, 2002,
respectively                                          18,226          16,919
Inventories                                           32,795          34,176
Income Tax Refund Receivable					 9,979	    10,016
Other current assets                                   1,948             559
                                                 ------------    ------------
Total Current Assets                                  63,048          61,761
                                                 ------------    ------------
Investments in and receivables from
   unconsolidated affiliates                           7,411          45,136
Other Assets                                           1,909           2,232
Assets held for sale                                   6,887           6,738

Property, Plant, and Equipment                       198,629         198,293
Less accumulated depreciation                        (78,129)        (74,209)
                                                 ------------    ------------
Property, plant, and equipment, net                  120,500         124,084
                                                 ------------    ------------
TOTAL ASSETS                                     $   199,755     $   239,951
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY---------------
CURRENT LIABILITIES
Current maturities of long term debt             $    57,251     $     9,921
Accounts payable                                      22,264          24,143
Accrued expenses                                       9,083           8,847
                                                 ------------    ------------
Total Current Liabilities                             89,598          42,911
                                                 ------------    ------------
Long Term Debt (net of current maturities)            24,575         114,885
                                                 ------------    ------------
Noncurrent Deferred Income Taxes                      13,901          11,831
                                                 ------------    ------------
Other Noncurrent Liabilities					 4,505	     5,927
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 4,748
shares, 4748 shares issued at June 29, 2002
and March 30, 2002, respectively                       4,748           4,748
Capital in excess of par value                         4,198           4,198
Treasury stock held for options                          (82)            (94)
Retained earnings                                     60,112          56,402
OCI (Other Accum. Comprehensive Income)                 (800)           (857)
                                                 ------------    ------------
Total Stockholders' Equity                            68,176          64,397
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   199,755     $   239,951
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



Date:  October 31, 2002                      /s/  J. Douglas Cagle
                                                 Chairman and C.E.O.

Date:  October 31, 2002                      /s/  Kenneth R. Barkley
                                                 Sr. VP Finance/Treas/CFO

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

Date:  October 31, 2002