Form 10-Q
period 2002-09-28
CAGLES INC
filed 2002-11-12
CIK 16104

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended September 28, 2002
                                     or

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

                  Yes  __x__                   No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

       Class                                   Outstanding September 28, 2002
--------------------------------------         ------------------------------
Class A Common Stock, $1.00 Par Value	              4,746,030 Issued


PART 1.  FINANCIAL INFORMATION


Cagle's, Inc. And Subsidiary Consolidated Balance Sheets
September 28, 2002 and March 30, 2002
(In Thousands, Except Par Value)
(Period 9/28/02 Unaudited)
                                                    09/28/02      03/30/02
                                                 ------------   -------------
Assets  -----------------------------------------
CURRENT ASSETS
Cash                                             $       107    $         91
Accounts receivable, net of allowance for
doubtful accounts of $489 and $446 at
September 28, 2002 and March 30, 2002,
respectively                                          14,835          16,919
Inventories                                           33,250          34,176
Income Tax Refund Receivable					 4,333	    10,016
Other current assets                                   1,584             559
                                                 ------------    ------------
Total Current Assets                                  54,109          61,761
                                                 ------------    ------------
Investments in and receivables from
   unconsolidated affiliates                           8,515          45,136
Other Assets                                           1,903           2,232
Assets held for sale                                   6,887           6,738

Property, Plant, and Equipment                       198,653         198,293
Less accumulated depreciation                        (81,726)        (74,209)
                                                 ------------    ------------
Property, plant, and equipment, net                  116,927         124,084
                                                 ------------    ------------
TOTAL ASSETS                                     $   188,341     $   239,951
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY---------------
CURRENT LIABILITIES
Current maturities of long term debt             $    57,751     $     9,921
Accounts payable                                      19,258          24,143
Accrued expenses                                      10,020           8,847
                                                 ------------    ------------
Total Current Liabilities                             87,029          42,911
                                                 ------------    ------------
Long Term Debt (net of current maturities)            24,221         114,885
                                                 ------------    ------------
Noncurrent Deferred Income Taxes                      10,828          11,831
                                                 ------------    ------------
Other Noncurrent Liabilities					 3,702	     5,927
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 4,748
shares, 4748 shares issued at September 28, 2002
and March 30, 2002, respectively                       4,748           4,748
Capital in excess of par value                         4,191           4,198
Treasury stock held for options                          (77)            (94)
Retained earnings                                     54,620          56,402
OCI (Other Accum. Comprehensive Income)                 (921)           (857)
                                                 ------------    ------------
Total Stockholders' Equity                            62,561          64,397
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   188,341     $   239,951
                                                 ============    ============
The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc., & Subsidiary
Consolidated Statements of Income
For the 13 week and 26 week ended September 28, 2002
and the 13 week and 26 week ended September 29, 2001
(Amounts in thousands, except per share data)
(Period 9/28/02 Unaudited)
                                        13 wks    13 wks    26 wks    26 wks
                                         ended     ended     ended     ended
                                       9/28/02   9/29/01   9/28/02   9/29/01
                                      --------  --------  --------  --------
Net Sales                             $ 81,369  $ 84,440  $166,127  $173,383
Costs and Expenses:
Cost of Sales                           83,715    82,113   168,624   171,435
Selling and Delivery                     2,820     2,538     5,111     4,839
General and Administrative               2,652     2,131     5,235     4,409
                                      --------  --------  --------  --------
Total costs and expenses                89,187    86,782   178,970   180,683

Income From Operations                  (7,818)   (2,342)  (12,843)   (7,300)

Other Income(Expense):
Interest expense                        (1,603)   (2,389)   (3,321)   (5,003)
Other Income, Net                         (296)     (157)   10,663      (204)
                                      --------  --------  --------  --------
Earnings or (Loss) Before equity in
  earnings of unconsolidated affiliates
  and income taxes                      (9,917)   (4,888)   (5,501)  (12,507)

Equity in earnings of unconsolidated
  affiliates                             1,128     2,744     2,691     5,642
                                      --------  --------  --------  --------
Loss Before Income Taxes                (8,589)   (2,144)   (2,810)   (6,865)

Provision (Benefit) For Income Taxes    (3,097)     (772)   (1,028)   (7,906)

Net Income                            $ (5,492)   (1,372)   (1,782)    1,041
                                      ========   ========  ======== ========
Weighted Average Shares Outstanding
              -Basic                     4,746      4,743     4,745    4,743
              -Diluted                   4,746      4,744     4,745    4,743
                                      ========   ========  ======== ========
Net Income Per Common Share
              -Basic                   $ (1.16)   $  (.29)  $  (.38) $   .22
              -Diluted                 $ (1.16)   $  (.29)  $  (.38) $   .22
Dividends Per Common Share             $   .00    $   .00   $   .00  $   .00
                                       ========   ========  ======== ========

The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc & Subsidiary
Consolidated Statements of Cash Flows
For the 26 weeks ended September 28, 2002 and September 29,2001
(In Thousands) (unaudited)

                                                   09/28/02         09/29/01
                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                               $     (1,782)     $      1,041

Adjustments to reconcile net income to net cash
Used in operating activities:
Depreciation and amortization                          8,406            8,316
Gain on sale of joint venture                        (11,959)               0
Gain on disposal of property, plant and equipment          0              (24)
Changes in assets and liabilities:
Accounts receivables, net                              2,084           (2,417)
Income Tax Receivables                                 5,683            3,571
Inventories                                              926           (3,957)
Other current assets                                  (1,025)              24
Changes in investment in and receivables from
unconsolidated affiliates                             (1,420)          (3,280)
Accounts payable                                      (4,885)            (665)
Accrued expenses                                      (1,111)            (718)
Deferred Income Taxes                                 (1,003           (1,772)
                                                -------------    -------------
Total Adjustments                                     (4,304)            (922)
                                                -------------    -------------
Net cash produced(used) in operating activities       (6,086)            (119)
                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment             (478)            (583)
(Increase) decrease in Other Assets                     (598)               0
Proceeds from sale of joint venture                   50,000                0
                                                -------------    -------------
Net cash used in investing activities                 48,924             (583)
                                                -------------    -------------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                    (42,834)            (501)
Proceeds from issuance of long-term debt                   0                0
Dividends Paid                                             0                0
Repurchase of Common Stock                                 0              (28)
Proceeds from exercise of options                         12               23
                                                -------------    -------------
Net cash provided (used) by financing activities     (42,822)            (506)
                                                -------------    -------------
NET INCREASE (DECREASE) IN CASH                           16             (970)
CASH AT BEGINNING OF PERIOD                               91            1,113
                                                -------------    -------------
CASH AT END OF PERIOD                            $       107     $       (143)
                                                =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest(including capitalized interest
            of $3,124 in 2001)                   $     5,007     $      5,253
                                                =============    =============
Income Taxes (Refunded), Paid                    $    (5,678)    $     (9,978)
                                                =============    =============
The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
September 28, 2002

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of September 28, 2002 and March 30, 2002 and the results of their operations for the 13 weeks and 26 weeks ended September 28, 2002 and September 29, 2001.

2. The results of operations for the 13 weeks and 26 weeks ended September 28,2002 and September 29, 2001 are not necessarily indicative of the results expected for the full year.

3. Inventories consisted of the following:
    (In Thousands)
                                    Sept 28, 2002         	March 30, 2002

    Finished Product                    $ 10,064               $11,116
    Field Inventory and Breeders          16,949                16,789
    Feed, Eggs, and Medication             4,437                 4,395
    Supplies                               1,800                 1,876
                                 ----------------        --------------
                                         $33,250               $34,176

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

5.  Investments in and Receivables from Unconsolidated Affiliates.
     The Company accounts for its investments in its unconsolidated affiliates using the equity method. The Company's share of earnings from these affiliates totaled $1,128,000 and $2,691,000 for the 13 weeks and 26 weeks respectively ended September 28, 2002, and $2,745,000 and $5,642,000 for the 13 weeks and 26 weeks respectively ended September 29, 2001. On April 30, 2002 the Company sold its interest in Cagle Foods JV, LLC and Cagles Foods Credit for $50,000,000 and recorded a gain of $11,958,535 as other Income, this is reflected in the 26 weeks ended September 28, 2002 statement of operations.

6.  Other Non-Recurring Activities.
     Included in the 13 weeks ended September 28, 2002 results is $203,498, a recovery from a partial settlement in lawsuits involving vitamin manufacturers. The total recovery reflected in the results reported for the 26 weeks ended September 28, 2002 is $1,874,000.

7. Certain prior year amounts have been re-classified for consistency with current period presentation.


Management's Discussion and Analysis of Financial
Condition and Results of Operations
September 28, 2002

Financial Condition

Continued losses and negative cash flow during the quarter have further eroded the Company's liquidity. A bank loan and revolving credit facility expire in April, 2003; the Company has been and will continue to negotiate for partial replacement financing in addition to exploring other actions to provide necessary liquidity. As of September 28, 2002 the remaining availability under the revolving credit facility was $2,516,376. The large total current liability reflected in the balance sheet is a result of the debt maturing in April, 2003.

Results of Operations

Net revenues for the quarter declined by 3.6% as compared to the same period of a year ago. Revenues for the 26 week period were 4.2% lower than for the same period a year ago. Lower market prices account for the major part of this revenue loss.

Gross margins were adversely impacted by the lower market prices, 5.5% lower for the quarter ended September 28, 2002 as compared to the same period a year ago and 2.56% lower for the six months ended September 28, 2002 as compared to the same period a year ago. During the quarter and six month periods the major deviations in market prices were experienced for; wings 48.8% lower for the quarter and 47.3% lower for the six month period when compared to the previous year; breast tenders 17.5% lower for the quarter and 17.6% lower for the six month period when compared to the previous year; leg quarters 47.16% lower for the quarter and 40.8% lower for the six month period when compared to the previous year. All of the above reflect the impact of the Russian embargo and the abundance of meat protein on the market.

Drought conditions during the summer and its impact on feed grain prices caused feed ingredient prices to increase over the previous year by 4.6% in the quarter ended September 28, 2002 and 2.7% for the six months as compared to a year ago levels. High fixed costs associated with the new facility in Perry continue to impact margins.

Selling, Delivery and Administrative Expenses

As a group these expenses increased by 17.2% and 11.9% respectively for the 13 weeks and 26 weeks ended September 28, 2002 as compared to a year earlier with the major increases caused by bank fees and outside consultants involved with the Company's efforts to secure replacement financing for facilities maturing in April, 2003.

Interest Expense

Lower interest expense for the quarter and six months periods reflects significantly lower borrowing levels.

Equity in Earnings of Unconsolidated Affiliates

Reflects absence of income from the two joint venture which were sold April 30, 2002.

Other Income

The difference in other income reflects the gain from the sale of the Company's interest in two joint ventures as well as the effect of settlement of several lawsuits, of which $750,000 has been paid and the balance of $500,000 is accrued awaiting appropriate release.

Income Taxes

The provision for income taxes reflects the Company's estimated liability for income taxes net of any credits to which the Company may be entitled.


Part II	Other Information

Item 1  Legal Proceedings
       Suit was filed against Cagle's Farms, Inc. on December 18, 1998 in
       U. S. District Court for the Northern District of Georgia by terminated contract broiler growers. Cagle's, Inc. was subsequently added as a party. These former growers sought unspecified damages and alleged, among other things, that their birds were misweighed on numerous occasions and that they were terminated as growers because of their involvement in a poultry growers association. Cagle's, Inc. and Cagle's Farms, Inc. denied all allegations. In addition to the above mentioned case, a suit was brought against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV, LLC and Cagle Keystone Food JV, LLC on May 12, 1999 in U. S. District Court for the Northern District of Georgia by three contract broiler growers. This suit alleged certain discrepancies in weighing live poultry as it is received at the processing plant and seek unspecified damages. This suit sought class action status, which was denied by the Court. Subsequently, on July 2, 2001, a number of individual contract broiler growers filed suit in
       U. S. District Court for the Northern District of Georgia, also alleging certain discrepancies in weighing and seeking unspecified damages. Cagle's, Inc. and Cagle's Farms, Inc. denied all allegations. An oral settlement agreement was reached covering these three cases and the Company made a partial payment which it understood the plaintiffs would apply as settlement of the December 18, 1998 case. During the past quarter, however, the plaintiffs in the other two cases demanded more money in settlement than the remaining amount that the Company had agreed to pay. The Company has filed a motion to enforce the settlement agreement which is now pending in U. S. District Court for the Northern District of Georgia.


Item 9  Exhibits and Reports on Form 8-K
      a.  Not applicable
      b. Reports on 8-K were filed on April 10, 2002 and amended on April 17, 2002 relating to the change of the Company's auditors.
          An 8-k report was filed May 9, 2002 relating to the sale of the Company's interest in Cagle Foods JV, LLC and Cagle Foods Credit LLC and amended on June 26, 2002 to provide pro forma statements reflecting the sale of the two joint ventures.
      c. A report on Form 10Q/A was filed October 31, 2002 amending Form 10Q filed August 12, 2002 for the period ended June 29, 2002 to reclassify from long term debt to current debt, bank debt maturing April, 2003.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 11, 2002                    /s/  J. Douglas Cagle
                                                 Chairman and C.E.O.

Date:  November 11, 2002                    /s/  Kenneth R. Barkley
                                                 Sr. VP Finance/Treas/CFO


                         Certifications

I, J. Douglas Cagle, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Cagle's, Inc.

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on their most recent evaluation, to the issuer's auditors and the audit committee of the board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

  6. The registrant's other certifying officers and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ J. Douglas Cagle
Chief Executive Officer

Date:  November 11, 2002

I, Kenneth R. Barkley, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Cagle's, Inc.

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on their most recent evaluation, to the issuer's auditors and the audit committee of the board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

  6. The registrant's other certifying officers and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  Kenneth R. Barkley
Chief Financial Officer

Date:  November 11, 2002