Form 10-Q
period 2002-12-28
CAGLES INC
filed 2003-02-12
CIK 16104

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended December 28, 2002
                                     or

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

                  Yes  __x__                   No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

       Class                                    Outstanding December 28, 2002
--------------------------------------          -----------------------------
Class A Common Stock, $1.00 Par Value	                 4,746,030





















PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. And Subsidiary Consolidated Balance Sheets
December 28, 2002 and March 30, 2002
(In Thousands, Except Par Value)
(Period 12/28/02 Unaudited)

                                             12/28/02      03/30/02
                                         ------------   -----------
Assets  -----------------------------------------
CURRENT ASSETS
Cash                                     $        14    $         91
Accounts receivable, net of allowance for
doubtful accounts of $614 and $446 at
December 28, 2002 and March 30, 2002,
respectively                                  13,176          16,919
Inventories                                   30,522          34,176
Income Tax Refund Receivable                   5,285          10,016
Other current assets                             889             559
                                        ------------    ------------
Total current assets                          49,886          61,761
                                        ------------    ------------
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES                      3,410          45,136
OTHER ASSETS                                   1,898           2,232
PROPERTY HELD FOR SALE                         6,887           6,738

PROPERTY, PLANT, AND EQUIPMENT               198,914         198,293
Less accumulated depreciation                (85,045)        (74,209)
                                        ------------    ------------
Property, plant, and equipment, net          113,869         124,084
                                        ------------    ------------
TOTAL ASSETS                             $   175,950     $   239,951
                                        ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY---------------
CURRENT LIABILITIES
Current maturities of long term debt     $    55,759     $     9,921
Accounts payable                              23,241          24,143
Accrued expenses                              10,195           8,847
                                        ------------    ------------
Total current liabilities                     89,195          42,911
                                        ------------    ------------
LONG TERM DEBT (net of current maturities)    24,217         114,885
NONCURRENT DEFERRED INCOME TAXES               6,720          11,831
OTHER NONCURRENT LIABILITIES                   2,503	         5,927
                                        ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
Shares and 4,748 issued                        4,748           4,748
Additional paid in Capital                     4,186           4,198
Treasury stock                                   (77)            (94)
Retained earnings                             45,379          56,402
OCI(FAS133)                                     (921)           (857)
                                        ------------    ------------
Total stockholders' equity                    53,315          64,397
                                        ------------    ------------
TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY            $   175,950     $   239,951
                                        ============    ============
The accompanying notes are an integral part of these consolidated financial statements.



Cagle's, Inc., & Subsidiary
Consolidated Statements of Operations
For the 13 week and 39 week ended December 28, 2002
and the 13 week and 39 week ended December 29, 2001
(Amounts in thousands, except per share data)
(Unaudited)
                                       13 wks     13 wks     39wks    39wks
                                        ended      ended     ended    ended
                                       12/28/02  12/29/01  12/28/02  12/29/01
                                       --------  --------  --------  --------
Net Sales                              $ 72,550  $ 85,560  $238,677  $258,943
Costs and Expenses:
Cost of Sales                            81,636    84,617   250,260   256,052
Selling and Delivery                      2,419     2,673     7,530     7,512
General and Administrative                2,414     2,128     7,648     6,537
                                        -------  --------  --------  --------
Total costs and expenses                 86,469    89,418   265,438   270,101

Loss From Operations                    (13,919)   (3,858)  (26,761)  (11,158)

Other Income(Expense):
Interest expense                         (2,171)   (2,056)   (5,492)   (7,059)
Other income, net                           848       526    11,511       322
                                       --------  --------  --------  --------
Earnings or (Loss) Before equity in
  earnings of unconsolidated affiliates
  and income taxes                      (15,242)   (5,388)  (20,742)  (17,895)

Equity in earnings of unconsolidated
  affiliates                                930     3,037     3,622     8,679
                                       --------  --------  --------  --------
Loss Before Income Taxes                (14,312)   (2,351)  (17,120)   (9,216)

Provision (Benefit) For Income Taxes     (5,066)     (923)   (6,093)   (8,829)
                                       --------  --------  --------  --------
Net Loss                               $ (9,246)   (1,428)  (11,027)     (387)
                                       ========   ========  ======== ========
Weighted Average Shares Outstanding
              -Basic                      4,746      4,743     4,745    4,743
              -Diluted                    4,746      4,744     4,745    4,743
                                       ========   ========  ======== ========
Net Loss Per Common Share
              -Basic                    $ (1.95)   $  (.30)  $ (2.32) $  (.08)
              -Diluted                  $ (1.95)   $  (.30)  $ (2.32) $  (.08)
Dividends Per Common Share              $   .00    $   .00   $   .00  $   .00
                                       ========   ========  ======== ========

The accompanying notes are an integral part of these consolidated financial statements.












Cagle's, Inc & Subsidiary
Consolidated Statements of Cash Flows
For the 39 weeks ended December 28,2002 and December 29, 2001
(In Thousands) (unaudited)

                                                    12/28/02  	    12/29/01
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $    (11,027)   $       (387)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                           11,543          11,416
Gain on disposal of property, plant and equipment          (27)           (999)
Gain on sales of joint ventures                        (12,914)              0
Changes in investment in and receivables from
unconsolidated affiliates                               (2,388)         (3,872)
Deferred Income Taxes						  (5,111)         (3,648)
Changes in assets and liabilities:
Accounts receivables, net                                3,743          (4,961)
Income Tax Refund Receivable				         4,731           4,709
Inventories                                              3,654          (3,664)
Other current assets                                      (330)            176
Accounts payable                                          (902)          2,703
Accrued expenses                                         1,348          (1,373)
Other non-current liability					  (3,424)         (3,329)
                                                  -------------   -------------
Total Adjustments                                          (77)         (2,842)
                                                  -------------   -------------
Net cash provided by operating activities              (11,104)         (3,229)
                                                  -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment               (918)           (595)
Proceeds from the sale of property, plant, equip            27           2,514
Increase in other assets					       0            (177)
Proceeds from sales of joint ventures                   56,736               0
                                                  -------------   -------------
Net cash used in investing activities                   55,845           1,742
                                                  -------------   -------------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                      (44,830)         (4,254)
Proceeds from issuance of long-term debt                     0           4,710
Repurchase of Common Stock                                   0             (28)
Proceeds from exercise of Stock Options                     12              23
                                                  -------------   -------------
Net cash provided or (used) by financing activities    (44,818)            451
                                                  -------------   -------------
NET INCREASE (DECREASE) IN CASH                            (77)         (1,036)
CASH AT BEGINNING OF PERIOD                                 91           1,113
                                                   -------------  -------------
CASH AT END OF PERIOD                              $        14    $         77
                                                   =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest(including capitalized interest
            of $3,124 in 2001)                     $     4,867    $      7,449
                                                   =============  =============
Income Taxes (Refunded), Paid                      $    (5,678)   $      6,037
                                                   =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
December 28, 2002

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of December 28, 2002 and March 30, 2002 and the results of their operations for the 13 weeks and 39 weeks ended December 28,2002 and December 29,2001.

2. The results of operations for the 13 weeks and 39 weeks ended December 28,2002 and December 29, 2001 are not necessarily indicative of the results expected for the full year.

3. Inventories consisted of the following:
    (In Thousands)
                                    December 28,2002      	March 30, 2002

    Finished Product                     $ 8,981               $11,116
    Field Inventory and Breeders          16,361                16,789
    Feed, Eggs, and Medication             3,576                 4,395
    Supplies                               1,604                 1,876
                                 ----------------        --------------
                                         $30,522               $34,176

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

5.  Investments in and Receivables from Unconsolidated Affiliates.
     The Company accounts for its investments in its unconsolidated affiliates using the equity method. The Company's share of earnings from these affiliates totaled $930,000 and $3,622,000 respectively for the 13 weeks and 39 ended December 28, 2002 and $3,037,000 and $8,679,000 for the 13
     weeks and 39 ended December 29, 2001. On April 30, 2002 the Company sold its interest in Cagle Foods JV, LLC and Cagles Foods Credit LLC and recorded a gain of $11,958,535 as other income and on December 13, 2002 the Company sold its minority interest in a rendering company and recorded a gain of $995,000 as other income.

6.  Other Non-recurring Activities
     Included in the thirteen weeks ended December 28, 2002 results is $510,814, Which represents recovery from partial settlement in lawsuits involving vitamin manufacturers. The total recovery reflected in the results reported for the 39 weeks ended December 28, 2002 is $2,384,814. Also included in the results for the 13 weeks ended December 28, 2002 is $150,000 of expenses required to complete the settlement agreement reported during the first quarter which ended June 29, 2002.

7. Certain prior year amounts have been re-classified for consistency with current period presentation.






Management's Discussion and Analysis of Financial
Condition and Results of Operation
December 28, 2002

Financial Condition

The continuation of low and in most cases further erosion of market prices and the resulting losses during the quarter caused further liquidity issues for the Company. During the quarter the Company divested itself of interest in an affiliate and applied the proceeds to its revolving credit facility which has provided some additional availability of funding. This facility and a term loan expires in April, 2003. The Company has retained a consulting group to pursue replacement financing or otherwise raising capital, which has been made more difficult by continued losses and general depressed conditions throughout the poultry industry.

Results of Operations

Net Revenues for the quarter were 15.2% lower than the comparable period of a year ago and 7.8% lower for the 39 week period as compared to the same period of a year ago. This reduction is a reflection of lower prices and reduced volume.

Gross margins were $10,029,000 lower for the quarter as compared to a year ago and $14,474,000 lower for the 39 week period as compared to the same period of a year ago. Again pricing and effects of reduced volume on fixed cost are major factors in this change. In addition there have been increases in grain prices over year ago levels which adversely affect costs.

A major factor in low market prices throughout the 39 week period ended December 28, 2002 was the ban on poultry imports put in place by Russia early in the year which further aggravated the oversupply of meat protein in the United States by forcing this product back into the domestic market.

Selling, Delivery and Administrative Expenses

These expenses for the 13 weeks ended December 28, 2002 were essentially unchanged from the previous year; however legal expenses and bank fees are continuing to maintain these expenses at higher than normal levels.

Interest Expense

Interest expense for the 13 week period is higher than for the same period of a year ago due to the increased rates extracted in return for various concessions that have been made on the bank loans, during the quarter and 39 week period compared to a year ago levels. Interest expense for the 39 week period is lower than the comparable period of a year ago due to the overall lower outstanding debt levels, even after the higher rates.

Equity in Earnings of Unconsolidated Affiliates

Reflects the absence of income from joint ventures sold during the year.


Other Income

The increase in other income reflects the gain resulting from the sale of two joint ventures in the first quarter and interest in a rendering company in December, less the impact of settlements of several lawsuits of which $750,000 has been paid and $650,000 is due to be paid by January 31, 2003, which has been accrued.

Income Taxes

The provision for income taxes reflects the Company's estimated liability (benefit) net of any credits to which the company may be entitled.

Part II	Other Information

 Item 1  Legal Proceedings
       Suit was filed against Cagle's Farms, Inc. on December 18, 1998 in
       U. S. District Court for the Northern District of Georgia by terminated contract broiler growers. Cagle's, Inc. was subsequently added as a party. These former growers sought unspecified damages and alleged, among other things, that their birds were misweighed on numerous occasions and that they were terminated as growers because of their involvement in a poultry growers association. Cagle's, Inc. and Cagle's Farms, Inc. denied all allegations. In addition to the above mentioned case, a suit was brought against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV, LLC and Cagle Keystone Food JV, LLC on May 12, 1999 in U. S. District Court for the Northern District of Georgia by three contract broiler growers. This suit alleged certain discrepancies in weighing live poultry as it is received at the processing plant and seek unspecified damages. This suit sought class action status, which was denied by the Court. Subsequently, on July 2, 2001, a number of individual contract broiler growers filed suit in
       U. S. District Court for the Northern District of Georgia, also alleging certain discrepancies in weighing and seeking unspecified damages. Cagle's, Inc. and Cagle's Farms, Inc. denied all allegations. A settlement has been reached covering these three cases.

 Item 9  Exhibits and Reports on Form 8-K
       a.  Not applicable
       b.  No report on Form 8-K was filed during this period.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/s/   J. Douglas Cagle
Chairman and C.E.O.

Date:  February 12, 2003

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

Date:  February 12, 2003

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

Date:  February 12, 2003