Form 10-K
period 2003-03-29
CAGLES INC
filed 2003-06-26
CIK 16104

page>
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-K

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended______MARCH 29, 2003________________________or

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

__$_9,689,262(based_on__$5.53_per_share_closing_price_on_May 2, 2003)____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS.)

__Class_A_Common_Stock_at_$1.00_par_value______________________________________
__4,747,280_shares_at_$1.00_par_value__________________________________________

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933. (THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR IDENTIFICATION PURPOSES.)
  Parts of the following documents are incorporated by reference in Parts II, III, and IV of this form 10-K report: 1) registrant's annual report to shareholders for fiscal year ended March 29, 2003 - Items 5, 6, 7, 8 and 14;
  2) registrant's annual report to shareholders for fiscal year ended March 30, 2002 - Items 6, 8 and 14; 3) registrant's annual report to shareholders for fiscal year ended March 31, 2001 - Items 6, 8 and 14; 4) registrant's annual report to shareholders for fiscal year ended April 1, 2000 - Item 6; 5) registrant's annual report to shareholders for fiscal year ended April 3, 1999 - Item 6; and 6) Proxy statements for registrant's 2003 annual meeting of shareholders- Items 10, 11, 12, 13, and 15.

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

The Company currently processes approximately 2,800,000 birds per week in its three processing plants, including two plants which operate with two full shifts and one plant operating one shift. Of the Company's total production, approximately 1,015,000 head per week are deboned.

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

The Company's goal is to add value to all of its birds. This value-added Product can take the form of deboned breast and thigh meat, cut-up marinated raw breaded chicken (including barbecue), fast-food cuts, IQF (individually quick frozen) products, and mechanically deboned chicken meat.

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

Employees and Labor Relations

The Company employs approximately 3,300 persons of whom approximately 20% are covered by collective bargaining agreements which expire at various dates over the next three years. The Company believes its relationship with the bargaining groups and other employees is good.

Seasonal Variations in Business

The seasonal demand for the Company's products is highest during the late spring and summer months and is normally lowest during the winter months.

Major Customers

Sales to the Company's largest customers represent 16.5%, 16.9%, and 18.7% of net sales during fiscal 2003, 2002, and 2001, respectively.

Backlog

The Company had no material backlog of orders existing as of March 29, 2003.


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

                           Item 2:  Properties

Production and Facilities

Breeding and Hatching

The Company supplies its broiler chicks by producing all of its own hatching eggs from breeder flocks owned by the Company. These breeder flocks are maintained on 56 contract grower farms. In addition, the replacement breeder pullets are maintained on 21 contract grower farms where the breeders are reared from one day old to approximately 18 weeks old and then moved to the breeder farm where they begin to produce eggs at about 25 weeks of age.
These farms are located in north Georgia and Tennessee.

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

Grow-Out

The Company places its broiler chicks on approximately 294 contract grower farms.

The independent contract growers provide the housing, equipment, utilities, and labor to grow the baby chicks to market age, which varies from six to eight weeks, depending on the market for which they are intended. The Company supplies the baby chicks, the feed, and all veterinary and technical services. Title to the birds remains with the Company at all times. The contract growers are paid on live weight and are guaranteed a minimum rate with various incentives based upon a grower's performance as compared to other growers whose birds are marketed during the same week. These contract farms are located in Georgia and Alabama.


Feed Mills

The Company owns three feed mills. The feed mill in Forsyth, Georgia, has the capacity to produce approximately 9,000 tons per week. A new feed mill in Rockmart, Georgia has production capacity of over 12,000 tons per week which can be increased to 20,000 tons per week by adding additional equipment. A mill in Dalton, Georgia is currently idle.

Processing

As the broilers reach the desired processing weight, they are removed from the houses and transported by company trucks to a processing plant.

The processing plants are located in Pine Mountain, Georgia; Perry, Georgia; and Collinsville, Alabama. The Collinsville plant can process up to 12,600 birds per hour. The Pine Mountain plant has the capacity to process 10,800 birds per hour. The Perry plant has the capacity to process 15,625 per hour. Perry and Collinsville operate two full shifts plus a sanitation shift. Pine Mountain Valley is one shift as of April 25, 2003.

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

Local Distribution

As an extension of the company sales division, local distribution is operated from separate refrigerated warehouse facilities in Atlanta, Georgia, Collinsville, Alabama, and Mobile, Alabama and are designed to provide storage and delivery service for those customers.

Significant Unconsolidated Subsidiaries

In November 1997, a Joint Venture poultry company was formed in Kentucky and the company became a minority member. On April 30, 2002 the Company sold its interest in a joint venture in Camilla, Georgia and its interest in a grower financing credit company for $50,000,000.00, and in December, 2002 sold its interest in a rendering company.


Executive Offices

The Company's executive offices are located in a renovated two-story (22,000-square-foot) building at 2000 Hills Avenue, NW, Atlanta, Georgia. The building is owned by the Company.

All of the properties described above are in good condition and are adequate for their stated uses.

                        Item 3:  Legal Proceedings

Suit was filed against Cagle's Farms, Inc. on December 18, 1998 in U.S. District Court for the Northern District of Georgia by terminated contract broiler growers. Cagle's, Inc. was subsequently added as a party. These former growers sought unspecified damages and alleged, among other things, that their birds were misweighed on numerous occasions and that they were terminated as growers because of their involvement in a poultry grower's association. Cagle's, Inc. and Cagle's Farms, Inc. denied all allegations. During the fiscal year the case settled and, subsequent to the end of the fiscal year, the case was dismissed with prejudice.

In addition to the above mentioned case, a suit was brought against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV, LLC and Cagle Keystone Foods JV, LLC on May 12, 1999 in U.S. District Court for the Northern District of Georgia by three contract broiler growers. This suit alleged certain discrepancies in weighing live poultry and sought unspecified damages. The Company and other defendants denied all allegations. This suit sought class action status, which was denied by the Court. Subsequently, on July 2, 2001, a number of individual contract growers filed suit against Cagle's, Inc. and Cagle's Farms, Inc. in U.S. District Court for the Northern District of Georgia, also alleging certain discrepancies in weighing and seeking unspecified damages. Cagle's, Inc. and Cagle's Farms, Inc. denied all allegations. During the fiscal year, both cases settled and, subsequent to the end of the fiscal year, both of these cases were dismissed with prejudice.

Also, suit was filed on May 19, 1999 against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV, LLC, Cagle Foods Credit LLC and Cagle's Keystone Foods, LLC in the U.S. District Court for the Middle District of Georgia. This suit was brought by contract growers seeking unspecified damages and alleging the defendants misrepresented certain facts regarding profitability and cash flow as an inducement to their becoming contract producers. The Company and other defendants deny all allegations. Subsequent to the end of the fiscal year, the Court entered Summary Judgment in favor of all defendants. The Plaintiffs are appealing this ruling. Cagle's, Inc. and Cagle's Farms, Inc. are vigorously defending the appeal, and if the summary judgment ruling is overturned, the Company will vigorously defend against these actions and expects to be vindicated.

Two additional suits were filed in the U.S. District Court for the Middle district of Georgia on June 15, 2001 and June 22, 2001 against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV LLC d/b/a Cagle-Keystone Foods. These two suits were brought by different contract growers seeking unspecified damages and alleging the defendants misrepresented certain facts regarding profitability and cash flow as an inducement to their becoming contract producers. The Company and other defendants deny all allegations and are vigorously defending against these actions and expect to be vindicated.

Other than those actions listed above, the Company is routinely involved in various lawsuits and legal matters on an ongoing basis as a result of day to day operations; however, the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company or its business.


         Item 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter of fiscal 2003.


                                     PART II

               Item 5:  Market for Registrant's Common Equity
                        and Related Stockholder Matters

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended March 29, 2003 and is incorporated herein by reference.

                       Item 6:  Selected Financial Data

The information required by this item is included in the Company's Annual Report to Stockholders for the Fiscal Year ended March 29, 2003 and is incorporated herein by reference. This Annual Report also contains in relevant part summary columnar information from financial statements audited by Arthur Andersen LLP("Andersen") for Cagle's, Inc.'s Fiscal Years ended April 3, 1999 ("Fiscal Year 1999"), April 1, 2000 ("Fiscal Year 2000"), and March 31, 2001 ("Fiscal Year 2001") which was included in Cagle's, Inc.'s Annual Reports for these Fiscal Years. The financial statements audited by Andersen for each of these Fiscal Years were also accompanied by Andersen's accountants' reports which satisfied the requirements of 17 CFR Part 210.2-02(a) when originally issued. Pursuant to amendment (e) to 17 CFR
Part 210, which is included SEC Release No. 33-870, Cagle's, Inc. hereby certifies that, after reasonable efforts, it is unable to obtain consent from Andersen to reissue the financial statements for Fiscal Years 1999, 2000, and 2001 along with the accompanying accountants' reports. Cagle's, Inc. further certifies that the relevant portions of the Annual Reports for Fiscal Years 1999, 2000, and 2001, which are incorporated herein by reference, are not reissues but are true and correct copies of the latest financial statements and the accompanying signed and dated Andersen accountants' reports for these Fiscal Years.

            Item 7:  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

The information required by this item is included in the Company's Annual Report to Stockholders for the year ended March 29, 2003 and is incorporated herein by reference.

             Item 8:  Financial Statements and Supplementary Data

The information required by this item is included in the Company's Annual Report to Stockholders for the Fiscal Year ended March 29, 2003 and is incorporated herein by reference. This annual report in relevant part also contains summary information from financial statements audited by Arthur Andersen LLP ("Andersen") for Cagle's, Inc.'s Fiscal Year ended March 31,
2001 ("Fiscal Year 2001") which was included in Cagle's, Inc.'s Annual Reports for these Fiscal Years. The financial statements audited by Andersen for each of these Fiscal Years were also accompanied by Andersen's accountants' reports which satisfied the of requirements of 17 CFR Part 210.2-02(a) when originally issued. Pursuant to amendment (e) to 17 CFR Part 210, which is included SEC Release No. 33-870, Cagle's, Inc. hereby certifies that, after reasonable efforts, it is unable to obtain consent from Andersen to reissue the financial statements for Fiscal Year 2001 along with the accompanying accountants' reports. Cagle's, Inc. further certifies that the relevant portions of the Annual Reports for Fiscal Year 2001, which are incorporated herein by reference, are not reissues but are true and correct copies of the latest financial statements and the accompanying signed and dated Andersen accountants' reports for this Fiscal Year.

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

           Item 10:  Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 21, 2003 and is incorporated herein by reference.

           Item 11:  Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 21, 2003 and is incorporated herein by reference.


   Item 12:  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 21, 2003 and is incorporated herein by reference.

           Item 13:  Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 21, 2003 and is incorporated herein by reference.

           Item 14. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

           Item 15. Principal Accountant Fees and Services.

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on July 21, 2003 and is incorporated herein by reference.

                                      PART IV

  Item 16:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

(a)1.   Financial Statements

The Company's 2003 Annual Report to Stockholders contains the consolidated balance sheets as of March 29, 2003 and March 30, 2002, the related statements of income, stockholders' equity, and cash flows for the three years in the period ended March 29, 2003 and the related accountants' report of Moore Stevens Frost PLC ("MSF") for the year ended March 29, 2003. These financial statements and the report of MSF are incorporated herein by reference. Arthur Andersen ("Andersen") audited the financial statements for the relevant years prior to and ended on March 31, 2001 and incorporation of these statements herein does not constitute a reissue of these statements (see Item 8 above).


The financial statements, incorporated by reference, include the following:

      Consolidated Balance Sheets - March 29, 2003 (MSF) and March 30, 2002
(MSF)

      Consolidated Statements of Income for the Years Ended March 29, 2003
(MSF), March 30, 2002 (MSF), and April 1, 2000 (Andersen)

      Consolidated Statements of Cash Flows for the Years Ended March 29, 2003
(MSF), March 30, 2002 (MSF), and March 31, 2001 (Andersen)

      Notes to Consolidated Financial Statements - March 29, 2003 (MSF), March 30, 2002 (MSF), and March 31, 2001 (Andersen)


(a)2.   Financial Statement Schedules

The financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a)3	  Exhibits

8.1 consent of independent accountants, Moore Stephens Frost, PLC and letter regarding request from independent accountants Arthur Andersen LLP.
8.2 Cagle's, Inc. annual report for the year ended March 29, 2003.
8.3 Cagle's, Inc. Proxy statements for registrant's 2003 annual meeting of shareholders.
8.4 audited financial statements of unconsolidated affiliates: Cagle's Keystone Foods, L.L.C.

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

 /s/ John J. Bruno          Senior Vice President Sales Marketing and Director

 /s/ James David Cagle      Vice President, New Product Sales and Director

 /s/ Jerry D. Gattis        President, Chief Operating Officer and Director

 /s/ Mark M. Ham IV         Vice President, Information Systems and Director

 /s/ Candace Chapman        Director

 /s/ Panos J. Kanes         Director



Certifications

I, J. Douglas Cagle, certify that:

1. I have reviewed this annual report on Form 10-K of Cagle's, Inc. and subsidiary;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 06/24/03

/s/ J. Douglas Cagle
Chairman and Chief Executive Officer



I, Kenneth R. Barkley, certify that:

1. I have reviewed this annual report on Form 10-K of Cagle's, Inc. and subsidiary;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 06/24/03

/s/ Kenneth R. Barkley
Senior Vice President Finance/Treasurer/Chief
Financial Officer/Director/Principle Financial
and Accounting Officer
