Form 10-Q
period 2003-06-28
CAGLES INC
filed 2003-08-12
CIK 16104

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended June 28, 2003
                                     or

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

                  Yes  __x__                   No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

       Class                                      Outstanding June 28, 2003
--------------------------------------          -----------------------------
Class A Common Stock, $1.00 Par Value	              4,747,280 Issued


PART 1.  FINANCIAL INFORMATION


Cagle's, Inc. And Subsidiary Consolidated Balance Sheets
June 28, 2003 and March 29, 2003
(In Thousands, Except Par Value)
(Period 6/28/03 Unaudited)
                                                    06/28/03      03/29/03
                                                 ------------   -------------
Assets  -----------------------------------------
CURRENT ASSETS
Cash                                             $        20    $        100
Accounts receivable, net of allowance for
doubtful accounts of $883 and $692 at
June 28, 2003 and March 29, 2003,
respectively                                          15,585          13,276
Inventories                                           27,352          27,487
Income Tax Refund Receivable					 1,137	     1,137
Other current assets                                     832             576
                                                 ------------    ------------
Total Current Assets                                  44,926          42,576
                                                 ------------    ------------

Investments in unconsolidated affiliates               4,260           4,179
Assets held for sale                                   6,887           6,738

Property, Plant, and Equipment                       197,313         197,312
Less accumulated depreciation                        (89,593)        (86,334)
                                                 ------------    ------------
Property, plant, and equipment, net                  107,720         110,978
                                                 ------------    ------------
Other Assets:
Long term refundable taxes                             3,122           3,389
Intangible assets                                        178             370
Other misc. assets                                     3,547           3,547
                                                 ------------    ------------
Total Other Assets                                     6,847           7,306
                                                 ------------    ------------
TOTAL ASSETS                                     $   170,640     $   171,777
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY---------------
CURRENT LIABILITIES
Current maturities of long term debt             $    63,378     $    61,994
Accounts payable                                      22,608          20,280
Accrued expenses                                       9,985           9,537
                                                 ------------    ------------
Total Current Liabilities                             95,971          91,811
                                                 ------------    ------------

Long Term Debt (net of current maturities)            23,476          23,479
Deferred Income Tax Liabilities                        1,432           3,336
Other Noncurrent Liabilities					 1,159	     1,159

STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 4,748
shares, 4,748 shares issued at June 28, 2003
and March 29, 2003, respectively                       4,748           4,748
Capital in excess of par value                         4,198           4,198
Treasury stock held for options, at cost                 (84)            (84)
Retained earnings                                     39,740          43,130
                                                 ------------    ------------
Total Stockholders' Equity                            48,602          51,992
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   170,640     $   171,777
                                                 ============    ============
The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc. & Subsidiary
Consolidated Statements of Income
For the 13 weeks ended June 28, 2003
and the 13 weeks ended June 29, 2002
(Amounts in thousands, except per share data)
(Unaudited)
                                           13 wks      13 wks
                                           ended     	 ended
                                          06/28/03  	06/29/02
                                      	--------  	--------
Net Sales                                 $72,450     $84,758
Costs and Expenses:
Cost of Sales                              72,587      84,909
Selling and Delivery                        2,024       2,291
General and Administrative                  2,088       2,583
                                          --------    --------
Total costs and expenses                   76,699      89,783

Loss From Operations                       (4,249)     (5,025)

Other Income(Expense):
Interest expense                           (1,778)     (1,718)
Other Income, Net                               2      10,959
                                          --------    --------
Earnings or (Loss) Before equity in
  earnings of unconsolidated affiliates
  and income taxes                         (6,025)       4,216

Equity in earnings of unconsolidated
  affiliates                                  733       1,563
                                          --------    --------
Income(Loss) before income taxes           (5,292)      5,779

Income Taxes Provision (Benefit)           (1,903)      2,069
                                          --------    --------
Net Income(Loss)                        $  (3,389)    $ 3,710
                                          ========    ========
Weighted Average Shares Outstanding
              -Basic                        4,745       4,742
              -Diluted                      4,745       4,742
                                          ========    ========
Net Income (Loss) Per Common Share
              -Basic                      $  (.71)    $   .78
              -Diluted                    $  (.71)    $   .78
Dividends Per Common Share                $   .00     $   .00
                                          ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc. & Subsidiary

Consolidated Statements of Cash Flows
For the 13 weeks ended June 28, 2003 and June 29, 2002
(In Thousands) (unaudited)

                                              	June 28, 2003    June 29, 2002
                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                               $     (3,389)    $      3,710

Adjustments to reconcile net income to net cash
Used in operating activities:
Depreciation and amortization                          3,246            4,303
Gain on sale of joint venture                              0          (11,959)
Changes in assets and liabilities:
Accounts receivables, net                             (2,309)          (1,307)
Income Tax Receivables                                     0               37
Inventories                                              134            1,381
Other current assets                                    (256)          (1,389)
Changes in investment in unconsolidated affiliates       (81)            (316)
Accounts payable                                       2,328           (1,879)
Accrued expenses                                         448             (964)
Deferred Income Taxes                                 (1,905)           2,070
                                                -------------    -------------
Total Adjustments                                      1,607          (10,023)
                                                -------------    -------------
Net cash produced(used) in operating activities       (1,782)          (6,313)
                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment              (58)            (384)
(Increase) decrease in Other Assets                      379             (177)
Change in assets held for sale                             0             (149)
Proceeds from sale of joint venture                        0           50,000
                                                -------------    -------------
Net cash used in investing activities                    321           49,290
                                                -------------    -------------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                     (1,533)         (42,980)
Proceeds from issuance of long-term debt               2,914                0
Dividends Paid                                             0                0
Proceeds from exercise of options                          0               12
                                                -------------    -------------
Net cash provided (used) by financing activities       1,381          (42,968)
                                                -------------    -------------
NET INCREASE (DECREASE) IN CASH                          (80)               9
CASH AT BEGINNING OF PERIOD                              100               91
                                                -------------    -------------
CASH AT END OF PERIOD                            $        20     $        100
                                                =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest(including capitalized interest
            of $3,124 in 2001)                   $     1,704     $      1,827
                                                =============    =============
Income Taxes (Refunded), Paid                    $         0     $          0
                                                =============    =============
The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
June 28, 2003

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of June 28, 2003 and March 29, 2003 and the results of their operations for the 13 weeks ended June 28, 2003 and the 13 weeks ended June 29, 2002.

2. The results of operations for the 13 weeks ended June 28, 2003 and June 29, 2002 are not necessarily indicative of the results expected for the full year.

3. Inventories consisted of the following:
    (In Thousands)
                                    June 28, 2003         	March 29, 2003

    Finished Product                     $ 7,083               $ 6,078
    Field Inventory and Breeders          16,002                16,216
    Feed, Eggs, and Medication             2,858                 3,710
    Supplies                               1,409                 1,483
                                 ----------------        --------------
                                         $27,352               $27,487

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

5.  Investments in Unconsolidated Affiliates
     The Company accounts for its investments in its unconsolidated affiliates using the equity method. The Company's share of earnings from these affiliates totaled $733,000 for the 13 weeks ended June 28, 2003, and $1,563,000 for the 13 weeks ended June 29, 2002.

6.  Other Non-Recurring Activities
     During the 13 weeks ended June 28, 2003 the Company received $1,815,714 as recovery in a lawsuit involving vitamin manufacturers and a class action settlement involving methionine manufactures. This represents recovery of overcharges for ingredients of poultry feed and as such was recorded as a credit to cost of sales. During the 13 weeks ended June 29, 2002 the company received $1,671,000 as partial settlement in the vitamin lawsuit.

7. Certain prior year amounts have been re-classified for consistency with current period presentation.


Management's Discussion and Analysis of Financial
Condition and Results of Operations
June 28, 2003

Financial Condition

The Company's liquidity continues to be very tight during the quarter ended June 28, 2003 even as performance was improving as the quarter progressed. The month of April was the most disappointing with results improving in May and June. The curtailment of a shift at the Pine Mountain Plant provided some liquidity, however, placement of additional volume for the Collinsville plant offset any field inventory reduction generated by the shift elimination at Pine Mountain Valley. In addition finished product inventories increased early in the quarter to service customer demand as we moved into the peak summer demand period and has substantially been reduced as product has moved to customers.
The company continues to seek replacement financing for the existing bank facility as well as looking at potential asset sales that would enhance the ability to refinance.

Results of Operations

A significant improvement in market prices during the 13 weeks ended June 28, 2003 as compared to a year ago helped improve the operating results as compared to a year ago. Market prices were significantly improved but CUL not realized until late in the quarter due to pre-selling and longer term contract prices. An example of specific prices are boneless breast filet without tender attached $1.60 per pound average compared to $1.40 per pound average a year ago. Breast tender $1.46 per pound verses $1.19 a year ago, wings $.69 verses $.53 a year ago and leg quarters $.21 verses $.18 a year ago. The major portion of the leg quarter sales are export and are an example of sales price lagging behind the market quote as these sales are made well in advance of shipment date.

Feed ingredient prices averaged 20% higher during the quarter as compared to a year ago levels and the company continued its efforts to improve the product mix at the Perry operation thereby allowing it to be more cost effective.

Selling, Delivery and Administrative Expenses

As a group these expenses decreased by over 15% with reduction being legal and bank fees.

Interest Expense

Interest expense for the thirteen weeks ended June 28, 2003 increased by $60,000 or 3.5% over the same period of a year ago and represents a higher average borrowing level than a year ago at higher interest rates.

Other Income

Other income declined by $10,957,000 from the same period of a year ago as year ago results included a gain on disposition of the Company's interest in a joint venture.

Equity in Earnings of Unconsolidated Affiliates

The Company's interest in earnings of unconsolidated affiliates declined by 53.1% due to the absence of income from the three joint ventures which were sold during the past year.


Income Taxes

The provision for income taxes reflects the Company's estimated liability for income taxes net of any credits to which the Company may be entitled. The benefit reflected represents the company's expectation of carrying current losses forward to reduce the tax liability on future earnings.


Part II	Other Information

Item 1  Legal Proceedings

Suit was filed against Cagle's Farms, Inc. on December 18, 1998 in
U. S. District Court for the Northern District of Georgia by terminated contract broiler growers. Cagle's, Inc. was subsequently added as a party. These former growers sought unspecified damages and alleged, among other things, that their birds were misweighed on numerous occasions and that they were terminated as growers because of their involvement in a poultry growers association. Cagle's, Inc. and Cagle's Farms, Inc. denied all allegations. In addition to the above mentioned case, a suit was brought against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV, LLC and Cagle Keystone Food JV, LLC on May 12, 1999 in U. S. District Court for the Northern District of Georgia by three contract broiler growers. This suit alleged certain discrepancies in weighing live poultry as it is received at the processing plant and sought unspecified damages. This suit sought class action status, which was denied by the Court. Subsequently, on July 2, 2001, a number of individual contract broiler growers filed suit in
U. S. District Court for the Northern District of Georgia, also alleging certain discrepancies in weighing and seeking unspecified damages. Cagle's, Inc. and Cagle's Farms, Inc. denied all allegations. These three cases were settled during fiscal 2003 and were dismissed with prejudice by the Court during the last quarter.

Also, suit was filed on May 19, 1999 against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV, LLC, Cagle Foods Credit LLC and Cagle's Keystone Foods, LLC in the U.S. District Court for the Middle District of Georgia. This suit was brought by contract growers seeking unspecified damages and alleging the defendants misrepresented certain facts regarding profitability and cash flow as an inducement to their becoming contract producers. The Company and other defendants deny all allegations. During the last quarter, the Court entered Summary Judgment in favor of all defendants. The Plaintiffs are appealing this ruling. Cagle's, Inc. and Cagle's Farms, Inc. are vigorously defending the appeal, and if the summary judgment ruling is overturned, the Company will vigorously defend against these actions and expects to be vindicated.


Item 9  Exhibits and Reports on Form 8-K
      a.  Not applicable
      b.  No reports on 8-K were filed during the quarter ended June 28, 2003.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 11, 2003                      /s/  J. Douglas Cagle
                                                 Chairman and C.E.O.

Date:  August 11, 2003                      /s/  Kenneth R. Barkley
                                                 Sr. VP Finance/Treas/CFO


Certifications

I, J. Douglas Cagle, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cagle's, Inc. and subsidiary;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 08/11/03

/s/ J. Douglas Cagle
Chairman and Chief Executive Officer



I, Kenneth R. Barkley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cagle's, Inc. and subsidiary;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 08/11/03

/s/ Kenneth R. Barkley
Senior Vice President Finance/Treasurer/Chief
Financial Officer/Director/Principle Financial
and Accounting Officer
