Form 10-Q
period 2003-09-27
CAGLES INC
filed 2003-11-10
CIK 16104

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended September 27, 2003
                                     or

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

       Class                                  Outstanding September 27, 2003
--------------------------------------        -----------------------------
Class A Common Stock, $1.00 Par Value	              4,747,280 Issued


PART 1.  FINANCIAL INFORMATION


Cagle's, Inc. And Subsidiary Consolidated Balance Sheets
September 27, 2003 and March 29, 2003
(In Thousands, Except Par Value)
(Period 9/27/03 Unaudited)
                                                    09/27/03      03/29/03
                                                 ------------   -------------
Assets  -----------------------------------------
CURRENT ASSETS
Cash                                             $       395    $        100
Accounts receivable, net of allowance for
doubtful accounts of $823 and $692 at
September 27, 2003 and March 29, 2003,
respectively                                          15,825          13,276
Inventories                                           26,369          27,487
Income Tax Refund Receivable                           1,137           1,137
Other current assets                                   2,746             576
                                                 ------------    ------------
Total Current Assets                                  46,472          42,576
                                                 ------------    ------------

Investments in unconsolidated affiliates               4,370           4,179
Assets held for sale                                   6,887           6,738

Property, Plant, and Equipment                       197,523         197,312
Less accumulated depreciation                        (92,747)        (86,334)
                                                 ------------    ------------
Property, plant, and equipment, net                  104,776         110,978
                                                 ------------    ------------
Other Assets:
Long term refundable taxes                             2,851           3,389
Intangible assets                                        172             370
Other misc. assets                                     3,547           3,547
                                                 ------------    ------------
Total Other Assets                                     6,570           7,306
                                                 ------------    ------------
TOTAL ASSETS                                     $   169,075     $   171,777
                                                 ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY---------------
CURRENT LIABILITIES
Current maturities of long term debt             $    63,175     $    61,994
Accounts payable                                      20,392          20,280
Accrued expenses                                      11,092           9,537
                                                 ------------    ------------
Total Current Liabilities                             94,659          91,811
                                                 ------------    ------------

Long Term Debt (net of current maturities)            23,473          23,479
Deferred Income Tax Liabilities                        1,175           3,336
Other Noncurrent Liabilities					 1,409	     1,159

STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 4,748
shares, 4,748 shares issued at September 27, 2003
and March 29, 2003, respectively                       4,748           4,748
Capital in excess of par value                         4,198           4,198
Treasury stock held for options, at cost                 (84)            (84)
Retained earnings                                     39,497          43,130
                                                 ------------    ------------
Total Stockholders' Equity                            48,359          51,992
                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   169,075     $   171,777
                                                 ============    ============
The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc. & Subsidiary
Consolidated Statements of Income
For the 13 weeks and 26 weeks ended September 27, 2003
and the 13 weeks and 26 weeks ended September 28, 2002
(Amounts in thousands, except per share data)
(Unaudited)
                                     13 wks      13 wks    26 wks     26 wks
                                     ended     	 ended     ended      ended
                                    09/27/03   09/28/02   09/27/03   09/28/02
                                 	--------   --------   ---------  ---------
Net Sales                           $85,332    $81,369    $157,782   $166,127
Costs and Expenses:
Cost of Sales                        79,515     83,715     152,102    168,624
Selling and Delivery                  2,286      2,820       4,310      5,111
General and Administrative            2,643      2,652       4,731      5,235
                                 	--------   --------   ---------  ---------
Total costs and expenses             84,444     79,187     161,143    178,970

Operating income (loss)                 887     (7,818)     (3,362)   (12,843)

Other Income(Expense):
Interest expense                     (2,063)    (1,603)     (3,841)    (3,321)
Other Income, Net                        (8)      (296)         (6)    10,663
                                 	--------   --------   ---------  ---------
Earnings or (Loss) Before
  equity in
  earnings of unconsolidated
  affiliates and income taxes        (1,184)    (9,917)     (7,209)    (5,501)

Equity in earnings of
  unconsolidated affiliates             823      1,128       1,556      2,691
                                 	--------   --------   ---------  ---------
Income(Loss) before
  income taxes                         (361)    (8,589)     (5,653)    (2,810)

Income Taxes Provision(Benefit)        (117)    (3,097)     (2,020)    (1,028)
                                 	--------   --------   ---------  ---------
Net Income(Loss)                    $  (244)   $(5,492)     (3,633)    (1,782)
                                    ========   ========   =========  =========

Weighted Average Shares
  Outstanding
              -Basic                  4,747      4,746       4,746      4,745
              -Diluted                4,747      4,746       4,746      4,745
                                    ========   ========   =========  =========
Net Income(Loss) Per Common Share
              -Basic                $  (.05)   $ (1.16)       (.77)      (.38)
              -Diluted              $  (.05)   $ (1.16)       (.77)      (.38)
Dividends Per Common Share          $   .00    $   .00         .00        .00
                                    ========   ========   =========  =========

The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc. & Subsidiary

Consolidated Statements of Cash Flows
For the 26 weeks ended September 27, 2003 and June 29, 2002
(In Thousands) (unaudited)

                                              	   09/27/03         09/28/02
                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                               $     (3,633)    $     (1,782)

Adjustments to reconcile net income to net cash
Used in operating activities:
Depreciation and amortization                          6,321            8,406
Gain on sale of joint venture                              0          (11,959)
Changes in assets and liabilities:
Accounts receivables, net                             (2,549)           2,084
Income Tax Receivables                                     0            5,683
Inventories                                            1,118              926
Other current assets                                  (2,170)          (1,025)
Changes in investment in unconsolidated affiliates      (191)          (1,420)
Accounts payable                                         112           (4,885)
Accrued expenses                                       1,805           (1,111)
Deferred Income Taxes                                 (2,161)          (1,003)
                                                -------------    -------------
Total Adjustments                                      2,285           (4,304)
                                                -------------    -------------
Net cash produced(used) in operating activities       (1,348)          (6,086)
                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property, plant, and equipment         (268)            (478)
(Increase) decrease in Other Assets                      736             (598)
Proceeds from sale of joint venture                        0           50,000
                                                -------------    -------------
Net cash used in investing activities                    468           48,924
                                                -------------    -------------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                     (3,492)         (42,834)
Proceeds from issuance of long-term debt               4,667                0
Dividends Paid                                             0                0
Proceeds from exercise of options                          0               12
                                                -------------    -------------
Net cash provided (used) by financing activities       1,175          (42,822)
                                                -------------    -------------
NET INCREASE (DECREASE) IN CASH                          295               16
CASH AT BEGINNING OF PERIOD                              100               91
                                                -------------    -------------
CASH AT END OF PERIOD                            $       395     $        107
                                                =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                      $     3,368     $      5,007
                                                =============    =============
Income Taxes (Refunded), Paid                    $         0     $     (5,678)
                                                =============    =============
The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
September 27, 2003

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of September 27, 2003 and March 29, 2003 and the results of their operations for the 13 weeks and 26 weeks ended September 27, 2003 and September 28, 2002.

2. The results of operations for the 13 weeks and 26 weeks ended September 27, 2003 and September 28, 2002 are not necessarily indicative of the results expected for the full year.

3. Inventories consisted of the following:
    (In Thousands)
                                    September 27, 2003     March 29, 2003

    Finished Product                     $ 5,294               $ 6,078
    Field Inventory and Breeders          15,928                16,216
    Feed, Eggs, and Medication             3,772                 3,710
    Supplies                               1,375                 1,483
                                 ----------------        --------------
                                         $26,369               $27,487

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

5.  Investments in Unconsolidated Affiliates
     The Company accounts for its investments in its unconsolidated affiliates using the equity method. The Company's share of earnings from these affiliates totaled $815,000 for the 13 weeks ended September 27, 2003 as compared to $1,128,000 for the 13 weeks ended September 28, 2002. The Company's share of earnings from these affiliates for the 26 weeks ended September 27, 2003 was $1,128,000 as compared to $2,691,000 for the 26 weeks ended September 28, 2002.

6.  Other Non-Recurring Activities
     Included in the results for the 26 weeks ended September 27, 2003 was $1,815,714 a recovery from a lawsuit involving vitamin manufacturers and a class action settlement involving methionine manufactures. During the 26 weeks ended September 28, 2002 the company received $1,874,000 from the lawsuit involving the vitamin manufacturers.

7. Certain prior year amounts have been re-classified for consistency with current period presentation.


Management's Discussion and Analysis of Financial
Condition and Results of Operations
September 27, 2003

Financial Condition

While the Company is reporting a loss for the quarter, the months of August and September were both profitable. Liquidity continues to be very tight since a portion of the improved cash flow has been required by the bank group as a pay down of debt; in addition to imposing fees and requiring a number of consultants, as well as increased legal and professional fees required by numerous amendments to loan agreements. Agreement to deferral of principle payments on a term loan has been a benefit to efforts to improve liquidity.

The loan agreement with the bank group expires on April 10, 2004, however there are covenants and payments that must be met or the loan will become due immediately unless waived.

The company subsequent to the end of the quarter (09/27/03) has signed a letter of intent to sell its Perry, Georgia complex, consisting of a processing plant, a feed mill and a hatchery and grow-out operation which along with an anticipated working capital revolving loan will pay off the existing bank group loans. The letter of intent projects a closing of no later than January 31, 2004, with both parties committed to make every effort to complete the sale by December 31, 2003.

These actions are expected to substantially de-leverage the company and provide liquidity.

Results of Operations

Market prices continued the improved movement begun last quarter and were a major component of the improved performance as compared to the 13 weeks and 26 weeks of a year ago.

Revenues were 4.9% higher for the 13 weeks ended September 27, 2003 as compared to the same period of a year ago due primarily to the substantially improved market prices. Revenues for the twenty six week period were 5% lower than a year ago for the same period. The lower revenue was the result of less production and a full shift reduction at one processing plant; this was lessened somewhat by a smaller increase at another plant and the higher market prices.

Selling, Delivery and Administrative Expenses

As a group these expenses were reduced by 9.9% for the quarter and 12.6% for the twenty six weeks as compared against a year ago and reflect the results of cost reduction efforts which were offset to some extent by bank fees, professional fees and legal expenses associated with efforts to secure new financing and to comply with existing lending requirements.

Interest Expense

Interest expense increased by 28.7% for the thirteen weeks ended September 27, 2003 as compared to the 13 weeks ended September 28, 2002. The twenty six weeks period ended September 27, 2003 reflects an increase of 15.7% as compared to the corresponding period of a year ago. The increase reflects higher rates and borrowing levels.

Other Income

Year ago results reflects gain from the sale of the Companies interest in two joint ventures as well as the effect of settlements of several lawsuits.



Equity in Earnings of Unconsolidated Affiliates

The reduced earnings in this classification reflects the absence of earnings from the absence of income from the joint ventures which were sold in the previous year.


Income Taxes

The provision for income taxes reflects the Company's estimated liability for income taxes net of any credits to which the Company may be entitled. The benefit reflected represents the company's expectation of carrying current losses forward to reduce the tax liability on future earnings.


Part II	Other Information

Item 1  Legal Proceedings

Suit was filed on May 19, 1999 against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV, LLC, Cagle Foods Credit LLC and Cagle's Keystone Foods, LLC in the U.S. District Court for the Middle District of Georgia. This suit was brought by contract growers seeking unspecified damages and alleging the defendants misrepresented certain facts regarding profitability and cash flow as an inducement to their becoming contract producers. The Company and other defendants denied all allegations. During the last quarter, the Court entered Summary Judgment in favor of all defendants. The plaintiffs appealed and while the appeal was pending, the parties settled the case and the case was dismissed with prejudice by the Court of Appeals during the last quarter.


Item 6  Exhibits and Reports on Form 8-K

      a. Exhibits required by Item 601 of Regulation S-K
         -Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
          of 2002.
         -Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

      b. No reports on 8-K were filed during the quarter ended September 27, 2003. Subsequent to the end of the reporting period the Company filed a report on Form 8-K to announce the signing of a letter of intent to sell the Perry complex.



Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 10, 2003                   /s/  J. Douglas Cagle
                                                Chairman and C.E.O.

Date:  November 10, 2003                   /s/  Kenneth R. Barkley
                                                Sr. VP Finance/Treas/CFO
