Form 10-Q
period 2004-01-03
CAGLES INC
filed 2004-02-13
CIK 16104

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended January 03, 2004
                                     or

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

       Class                                    Outstanding January 03, 2004
--------------------------------------          -----------------------------
Class A Common Stock, $1.00 Par Value	                 4,747,280


PART 1.  FINANCIAL INFORMATION

Cagle's, Inc. And Subsidiary Consolidated Balance Sheets
January 03, 2004 and March 29, 2003
(In Thousands, Except Par Value)
(Period 01/03/04 Unaudited)

                                             01/03/04      03/29/03
                                         ------------   -----------
Assets  -----------------------------------------
CURRENT ASSETS
Cash                                     $        15    $        100
Accounts receivable, net of allowance for
doubtful accounts of $601 and $692 at
January 03, 2004 and March 29, 2003,
respectively                                  14,621          13,276
Inventories                                   26,679          27,487
Current Refundable Income Taxes                  854           1,137
Other current assets                           1,902             576
                                        ------------    ------------
Total current assets                          44,071          42,576
                                        ------------    ------------
Investments in and receivables from
unconsolidated affiliates                      4,835           4,179
Assets held for sale                          49,887           6,738

PROPERTY, PLANT, AND EQUIPMENT                94,878         197,312
Less accumulated depreciation                (54,885)        (86,334)
                                        ------------    ------------
Property, plant, and equipment, net           39,993         110,978

OTHER ASSETS:
Long Term Refundable Taxes                     2,851           3,389
Intangible Assets                                166             370
Other Assets                                   3,547           3,547
                                        ------------    ------------
Total Other Assets                             6,564           7,306
                                        ------------    ------------
TOTAL ASSETS                             $   145,350     $   171,777
                                        ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY---------------
CURRENT LIABILITIES
Current maturities of long term debt     $    63,007     $    61,994
Accounts payable                              20,918          20,280
Accrued expenses                              13,887           9,537
                                        ------------    ------------
Total current liabilities                     97,812          91,811
                                        ------------    ------------

LONG TERM DEBT (net of current maturities)    23,112          23,479
NONCURRENT DEFERRED INCOME TAXES                  16           3,336
OTHER NONCURRENT LIABILITIES                   1,000	         1,159

STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000
Shares and 4,748 issued                        4,748           4,748
Additional paid in Capital                     4,198           4,198
Treasury stock                                   (82)            (84)
Retained earnings                             14,546          43,130
                                        ------------    ------------
Total stockholders' equity                    23,410          51,992
                                        ------------    ------------
TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY            $   145,350     $   171,777
                                        ============    ============
The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc., & Subsidiary
Consolidated Statements of Operations
For the 14 weeks and 40 weeks ended January 03, 2004
and the 13 weeks and 39 weeks ended December 28, 2002
(Amounts in thousands, except per share data)
(Unaudited)
                                        14 wks    13 wks     40wks    39wks
                                        ended      ended     ended    ended
                                       01/03/04  12/28/02  01/03/04  12/28/02
                                       --------  --------  --------  --------
Net Sales                              $ 82,648  $ 72,550  $240,430  $238,677
Costs and Expenses:
Cost of Sales                            98,132    81,636   250,233   250,260
Selling and Delivery                      2,333     2,419     6,643     7,530
General and Administrative                3,093     2,414     7,825     7,648
                                        -------  --------  --------  --------
Total costs and expenses                103,558    86,469   264,701   265,438

Loss From Operations                    (20,910)  (13,919)  (24,271)  (26,761)

Other Income(Expense):
Interest expense                         (2,213)   (2,171)   (6,054)   (5,492)
Other (expense)income, net               (3,801)      848    (3,807)   11,511

Earnings or (Loss) Before equity in
  earnings of unconsolidated affiliates
  and income taxes                      (26,924)  (15,242)  (34,132)  (20,742)

Equity in earnings of unconsolidated
  affiliates                                816       930     2,371     3,622
                                       --------  --------  --------  --------
Loss Before Income Taxes                (26,108)  (14,312)  (31,761)  (17,120)

Provision (Benefit) For Income Taxes     (1,159)   (5,066)   (3,179)   (6,093)
                                       --------  --------  --------  --------
Net Loss                               $(24,949)   (9,246)  (28,582)  (11,027)
                                       ========   ========  ======== ========
Weighted Average Shares Outstanding
              -Basic                      4,747      4,746     4,747    4,745
              -Diluted                    4,747      4,746     4,747    4,745
                                       ========   ========  ======== ========
Net Loss Per Common Share
              -Basic                    $ (5.26)   $ (1.95)  $ (6.02) $ (2.32)
              -Diluted                  $ (5.26)   $ (1.95)  $ (6.02) $ (2.32)
Dividends Per Common Share              $   .00    $   .00   $   .00  $   .00
                                       ========   ========  ======== ========

The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc & Subsidiary
Consolidated Statements of Cash Flows
For the 40 weeks ended January 03, 2004
and the 39 weeks ended December 28, 2002
(In Thousands) (unaudited)

                                                    01/03/04  	    12/28/02
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $    (28,582)   $    (11,027)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            9,768          11,543
Gain on disposal of property, plant and equipment           (2)            (27)
Gain on sales of joint ventures                              0         (12,914)
Impairment of fixed assets held for sale                18,528               0
Changes in investment in and receivables from
unconsolidated affiliates                                 (656)         (2,388)
Deferred Income Taxes                                   (3,320)         (5,111)
Changes in assets and liabilities:
Accounts receivables, net                               (1,345)          3,743
Income Tax Refund Receivable                               821           4,731
Inventories                                                808           3,654
Other current assets                                    (1,326)           (330)
Accounts payable                                           638            (902)
Accrued expenses                                         4,350           1,348
Other non-current liability                               (159)         (3,424)
                                                  -------------   -------------
Total Adjustments                                       28,105             (77)
                                                  -------------   -------------
Net cash provided by operating activities                 (477)        (11,104)
                                                  -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment               (257)           (918)
Proceeds from the sale of property, plant, equip             3              27
Proceeds from sales of joint ventures                        0          56,736
                                                  -------------   -------------
Net cash used in investing activities                     (254)         55,845
                                                  -------------   -------------
Cash Flows from financing activities:
Payments of long-term debt and capital
lease obligations                                            0         (44,830)
Proceeds from issuance of long-term debt                   646               0
Proceeds from exercise of Stock Options                      0              12
                                                  -------------   -------------
Net cash provided or (used) by financing activities        646         (44,818)
                                                  -------------   -------------
NET INCREASE (DECREASE) IN CASH                            (85)            (77)
CASH AT BEGINNING OF PERIOD                                100              91
                                                   -------------  -------------
CASH AT END OF PERIOD                              $        15    $         14
                                                   =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest                                           $     5,459    $      4,867
                                                   =============  =============
Income Taxes (Refunded), Paid                      $         0    $     (5,678)
                                                   =============  =============

The accompanying notes are an integral part of these consolidated financial statements.


Cagle's, Inc. & Subsidiary
Notes to Consolidated Condensed Financial Statements
January 03, 2004

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of January 03, 2004 and March 29, 2003 and the results of their operations for the 14 weeks and 40 weeks ended January 03, 2004 and for the 13 weeks and 39 weeks ended December 28,2002.

2. The results of operations for the 14 weeks and 40 weeks ended January 03, 2004 and for the 13 weeks and 39 weeks ended December 28, 2002 are not necessarily indicative of the results expected for the full year.

3. Inventories consisted of the following:
    (In Thousands)
                                    January 03, 2004       	March 29, 2003

    Finished Product                     $ 4,655               $ 6,078
    Field Inventory and Breeders          16,998                16,216
    Feed, Eggs, and Medication             3,795                 3,710
    Supplies                               1,231                 1,483
                                 ----------------        --------------
                                         $26,679               $27,487

4.  Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may vary from those estimates.

5.  Investments in Unconsolidated Affiliates
     The Company accounts for its investments in its unconsolidated affiliates using the equity method. The Company's share of earnings from these affiliates totaled $816,000 and $2,371,000, respectively, for the 14 weeks and 40 weeks ended January 03, 2004 and $930,000 and $3,622,000, respectively, for the 13 weeks and 39 weeks ended December 28, 2002.

6.  Other Non-recurring Activities
     Included in the 40 weeks ended January 03, 2004 results is $1,815,714, which represents recovery from partial settlement in lawsuits involving vitamin manufacturers and a class action settlement involving methionine manufacturers. During the comparable 39 week period ended December 28, 2002, the company reported $2,384,814 as recoveries from vitamin lawsuits.

7.  Subsequent Events
     During the quarter, the Company signed a letter of intent to sell the Perry, Georgia complex consisting of a processing plant in Perry, Georgia, and a feed mill and hatchery in Forsyth, Georgia for $45,000,000; the sale was closed on January 30, 2004. As a result, the company, is reporting a $18,528,000 charge for asset impairment in the current quarter. Additionally, $3,797,000 of expenses related to the transaction have been accrued and reported in the current quarter.
     The Company also closed a $20 million credit facility on January 30, 2004; this combined with proceeds of the sale enabled the Company to pay off the existing bank group credit facility.
     The Company issued a press release on February 6, 2004 disclosing a restructuring of Corporate level staffing.


Management's Discussion and Analysis of Financial
Condition and Results of Operation
January 30, 2004

Financial Condition

Improved market conditions helped the Company's strained liquidity through the quarter ended January 03, 2004. Reduced production and consequently sales through the holiday period adversely affected cash flow even as we experienced improved prices during the quarter. The Company signed a letter of intent to sell its Perry, Georgia complex and subsequently did so in January. The sale of this complex and simultaneous refinancing is expected to provide extra liquidity to supplement the expected improvement in operating cash flow without the burden of the Perry complex. These transactions resulted in a charge of $22,325,000 in the current quarter.

Results of Operations

Net Revenues for the quarter ended January 3, 2004 increased by 13.9% as compared to the quarter ended December 28, 2002 and .7% for the 40-week period ended January 3, 2004 as compared to the 39-week period ended December 28, 2002.

Revenue for the quarters was improved by approximately 7.5% due to the extra Week, with the remains due to improved market conditions. An example of improved pricing for the quarter and year to date are line run breast 16.8% and 24.9% quarter and year to date, respectively; Boneless/skinless thigh meat 19.3% and 39.8%, respectively; Boneless Breast 19.7% and 20.6%, respectively; Breast tenders 30.4% and 36.4%, respectively; wings 52% and 97.1%, respectively and leg quarters 49.2% and 64.7%, respectively. The production increase during the quarter and 9-month period was 3.6% and 8.9%. Cost of sales for the quarter ended January 3, 2004 was 20.2% higher than for the comparable quarter and virtually the same for the nine month period with the primary cause being the impairment charge resulting from the agreement to sell its Perry, Georgia Complex and this was offset, dollar wise by less production volume respectively due to a shift reduction at a large bird deboning plant offset slightly by increased slaughter at a small bird Food Service/ Fast Food Facility.

Selling Delivery and Administrative Expenses

This category of expense was 12.3% higher for the quarter ended January 3, 2004 with the major increase due to legal and consulting fees associated with efforts to sell a major asset (the Perry complex) and responding to requirements set forth by lenders. This category of expense was 4.7% lower for the 9 month period than for the comparable period of a year ago due to reductions in outside selling costs.

Interest Expenses
Interest expenses for the quarter ended January 3,2004 was 1.9% higher and the nine month ended the same date was 10.2% higher than for the comparable period of a year ago. This increase reflects the extra week in the period and various penalty rates charged by lenders during the period through waived fees, service fees, and the unfavorable impact of some interest rate swaps as interest rates declined.

Other Income (Expenses)
The extreme variance in this classification reflects the effects of major asset sales reported in the year-ago results, both for the quarter and 9-month results. The current quarter and year to date results includes $3,797,000 of expenses attributed to the sale of the Perry complex.

Equity in Earnings of Unconsolidated Affiliates
The reduced earnings as compared to a year ago reflect the absence of earnings from the joint ventures, which were sold in the previous year.

Income Taxes
The provision for income taxes reflects the company's estimated liability for income taxes net of any credits to which the company may be entitled. The benefit reflected represents the company's expectation of its ability to carry current loss forward to reduce tax liability on future earnings.

Part II Other Information

Item 1 Legal Proceedings
No material developments.

Item 9  Exhibits and Reports on Form 8-K
    (a) Exhibits required by Item 601 Regulation S-K
        - Certification Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002
        - Certification Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002,18 v.s.c. Section 1350
    (b) Report on Form 8-K were filed during the quarter reporting the withdrawal of one letter of intent to sell its Perry Complex and a 8-K announcing the signing a letter of intent to sell the Perry Complex to a different purchaser. Subsequent to the end of the quarter the company (January 30, 2004) the company filed an 8-K to disclose the closing of the sale of the Perry Complex; an subsequent 8-K (February 6, 2004) disclosed a restructuring of Corporate level staffing.


Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/s/   J. Douglas Cagle
Chairman and C.E.O.

Date:  February 11, 2004

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

Date:  February 11, 2004

I, George L. Pitts, certify that:

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

/s/  George L. Pitts
Secretary (cfo)

Date:  February 11, 2004