Form 10-K
period 2004-04-03
CAGLES INC
filed 2004-06-24
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended______April 03, 2004________________________or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _______________ to _________________

COMMISSION FILE NUMBER:____1-7138_________________________________________

________________________________CAGLE'S, INC.__________________________________

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

___________GEORGIA_____________________________________58-0625713____________

(STATE OF INCORPORATION) I.R.S EMPLOYER IDENTIFICATION NO.

_______2000 HILLS AVE., NW, ATLANTA, GA.______________________30318____________

(address of principal executive offices) (zip code)

Registrant's telephone number, including area code: ___(404) 355-2820__________

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class Name of exchange on which registered

________CLASS A COMMON STOCK_________________AMERICAN STOCK EXCHANGE__

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

________________none_________________________________________________________

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH

FILING REQUIREMENTS FOR THE PAST 90 DAYS. _X_ YES ___ NO

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. _X_

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12B-2). _X_ YES ___ NO

STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY (STOCK) HELD BY NONAFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY (STOCK) WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH COMMON EQUITY (STOCK), AS OF THE LAST BUSINESS DAY OF THE REGISTRANT’S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.)

_$_ 14,979,061.__(based_on__$8.55_per_share_closing_price_on_Sept. 26, 2004)_

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS.)

__Class_A_Common_Stock_at_$1.00_par_value______________________________________

__4,742,998_shares_at_$1.00_par_value__________________________________________

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

Parts of the following documents are incorporated by reference in Part III of this form 10-K report:

1) proxy statements for registrant's 2004 annual meeting of shareholders-

Items 10, 11, 12, 13, and 14.

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

Dispositions

On January 30, 2004 the Company completed the sale of the “Perry Complex”, which consisted of a poultry processing plant in Perry, Georgia, a feed mill and hatchery in Forsyth, Georgia, and related assets and inventories, to Perdue Farms, Inc. for $45,000,000 for the property, plant and equipment and $6,725,000 for certain inventories. The purchase price was paid in the form of $50,725,000 in cash and $1,000,000 in a note receivable due upon completion of certain post-closing projects.

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

The Company currently processes approximately 1,820,000 birds per week in its two processing plants. Of the Company's total production, approximately 950,000 head per week are deboned.

The complete cycle for growing broilers begins with the placement on a farm of a day-old breeder chick. This bird is reared for 25 weeks, at which time it begins to produce hatching eggs. The breeder produces eggs for approximately 40 weeks. These eggs are set in the Company's two hatcheries, and in three weeks, a baby chick is hatched.

The day-old broiler chick is placed on a farm where it will grow for six to eight weeks depending upon the size of bird desired, at which time it is transported to the processing plant for slaughter. A significant investment in field inventories is required to support the Company's operating cycle.

All feed for all flocks is produced in a feed mill owned by the Company. The Company's goal is to add value to all of its birds. This value-added product can take the form of deboned breast and thigh meat, cut-up marinated raw breaded chicken (including barbecue), fast-food cuts, IQF (individually quick frozen) products, and mechanically deboned chicken meat.

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

Employees and Labor Relations

The Company employs approximately 2,010 persons of whom approximately 43% are covered by a collective bargaining agreement which will expire within two years. The Company believes its relationship with the bargaining groups and other employees is good.

Seasonal Variations in Business

The seasonal demand for the Company's products is highest during the late spring and summer months and is normally lowest during the winter months.

Major Customers

Sales to the Company's largest customers represent 13.5%, 16.7%, and 16.3%, of net sales during fiscal 2004, 2003, and 2002, respectively.

Backlog

The Company had no material backlog of orders existing as of April 03, 2004.

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

Item 2: Properties

Production and Facilities

Breeding and Hatching

The Company supplies its broiler chicks by producing all of its own hatching eggs from breeder flocks owned by the Company. These breeder flocks are maintained on 43 contract grower farms. In addition, the replacement breeder pullets are maintained on 19 contract grower farms where the breeders are reared from one day old to approximately 18 weeks old and then moved to the breeder farm where they begin to produce eggs at about 25 weeks of age. These farms are located in north Georgia and Tennessee.

The Company owns a hatchery located in Dalton, Georgia, at which eggs are incubated and hatched. This is a continuous process and requires 21 days to complete. After the chicks are removed from the incubator, they are vaccinated against disease and moved by a special-purpose vehicle, Chick Bus, to the Company's grow-out farms. The hatchery has an aggregate capacity of 2,300,000 chicks per week.

Grow-Out

The Company places its broiler chicks on approximately 168 contract grower farms.

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

Feed Mills

The Company owns two feed mills. The feed mill in Rockmart, Georgia has production capacity of over 12,000 tons per week which can be increased to 20,000 tons per week with additional equipment. A mill in Dalton, Georgia is currently idle.

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

Currently, further processing and deboning are conducted at the Collinsville, Alabama, plant (cutting, marinating, and breading) and the Pine Mountain plant (deboning).

Freezer Storage

The Company's facilities located in Atlanta, Georgia; Collinsville, Alabama; and Pine Mountain, Georgia; have freezer storage facilities with aggregate capacity of approximately 14,000,000 pounds of frozen product. The Company utilizes outside storage services as needed to supplement its own freezer capacity.

Local Distribution

As an extension of the Company’s sales division, local distribution is operated from warehouse facilities in Atlanta, Georgia and Collinsville, Alabama, and are designed to provide storage and delivery service for those customers.

Significant Unconsolidated Subsidiaries

In November 1997, a poultry company was formed as a joint venture in Kentucky by the Company and an unrelated third party, with the Company owning a minority membership interest. On April 30, 2002, the Company sold its interest in a joint venture in Camilla, Georgia and its interest in a grower financing credit company for $50,000,000, and in December, 2002 sold its interest in a rendering company for $6,736,642.

Executive Offices

The Company's executive offices are located in a (22,000-square-foot) building at 2000 Hills Avenue, NW, Atlanta, Georgia. The building is owned by the Company.

All of the properties described above are in good condition and are adequate for their stated uses.

Item 3: Legal Proceedings

Item 3: Legal Proceedings

Suit was filed against Cagle's Farms, Inc. on December 18, 1998 in U.S. District Court for the Northern District of Georgia by terminated contract broiler growers. Cagle's, Inc. was subsequently added as a party. These former growers sought unspecified damages and alleged, among other things, that their birds were misweighed on numerous occasions and that they were terminated as growers because of their involvement in a poultry grower's association. Cagle's, Inc. and Cagle's Farms, Inc. denied all allegations. During the fiscal year 2003 the case settled and fiscal year 2004, the case was dismissed with prejudice. In addition to the above mentioned case, a suit was brought against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV, LLC and Cagle Keystone Foods JV, LLC on May 12, 1999 in U.S. District Court for the Northern District of Georgia by three contract broiler growers. This suit alleged certain discrepancies in weighing live poultry and sought unspecified damages. The Company and other defendants denied all allegations. This suit sought class action status, which was denied by the Court. Subsequently, on July 2, 2001, a number of individual contract growers filed suit against Cagle's, Inc. and Cagle's Farms, Inc. in U.S. District Court for the Northern District of Georgia, also alleging certain discrepancies in weighing and seeking unspecified damages. Cagle's, Inc. and Cagle's Farms, Inc. denied all allegations. During the fiscal year 2003, both cases settled and, in fiscal year 2004, both of these cases were dismissed with prejudice.

Also, suit was filed on May 19, 1999 against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV, LLC, Cagle Foods Credit LLC and Cagle's Keystone Foods, LLC in the U.S. District Court for the Middle District of Georgia. This suit was brought by contract growers seeking unspecified damages and alleging the defendants misrepresented certain facts regarding profitability and cash flow as an inducement to their becoming contract producers. The Company and other defendants deny all allegations. In fiscal year 2004, the Court entered Summary Judgment in favor of the Company and all other defendants and the Plaintiffs appealed the ruling. Subsequently in fiscal year 2004, the parties settled and the Plaintiffs dismissed their appeal.

Two additional suits were filed in the U.S. District Court for the Middle district of Georgia on June 15, 2001 and June 22, 2001 against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV LLC d/b/a Cagle-Keystone Foods. These two suits were brought by different contract growers seeking unspecified damages and alleging the defendants misrepresented certain facts regarding profitability and cash flow as an inducement to their becoming contract producers. During fiscal year 2004, Summary Judgment was granted in both cases in favor all defendants. During fiscal year 2004, in the case filed on June 22, 2001, the Plaintiff appealed the summary judgment ruling and subsequent to the end of the fiscal year, the Court of appeals dismissed the appeal as lacking in jurisdiction. The Company anticipates that the Plaintiffs will attempt another appeal and the Company intends to vigourously defend this appeal. With regard to the case filed on June 15, 2001, the Company anticipates that the Plaintiff will appeal the summary judgment ruling in favor of all defendants. If such appeal occurs, the Company intends to vigorously defend the appeal.

Other than those actions listed above, the Company is routinely involved in various lawsuits and legal matters on an ongoing basis as a result of day to day operations; however, the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company or its business.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter of fiscal 2004.

PART II

Item 5: Market for Registrant's Common Equity

and Related Stockholder Matters

The Company’s common stock is listed and principally traded on the American Stock Exchange, ticker symbol CGLA. As of April 3, 2004, there were 192 stockholders of record of the Company’s Class A common stock. Under current loan agreements, issuance of dividends must be consented to by debt holders.

Quarterly dividend data and market highs and lows for the past two years were:

	Fiscal 2004	Fiscal 2004	Fiscal 2004	Fiscal 2003	Fiscal 2003	Fiscal 2003
	Dividend	High	Low	Dividend	High	Low
Quarter:
First	$0	5.99	4.51	$0	10.80	9.85
Second	0	8.55	4.25	0	10.05	9.80
Third	0	8.92	6.20	0	8.30	6.10
Fourth	0	10.10	7.43	0	8.10	5.75

Item 6: Selected Financial Data

Five Year Selected Financial Data

(In Thousands, Except Per Share Data)
	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 3, 2004	March 29, 2003	March 30, 2002	March 31, 2001	April 1, 2000
-------------------------------------	--------------	--------------	--------------	--------------	--------------
OPERATING RESULTS:
Net sales ......................	. $ 304,507	$ 313,800	$ 353,792	$ 279,671	$ 331,852
Costs & expenses .......	327,712	344,297	375,557	303,819	321,908
Operating (loss) income .	(23,205)	(30,497)	(21,765)	(24,148)	9,944
Interest expense ............	(7,018)	(8,156)	(9,852)	(5,624)	(2,077)
Other income, net .........	(544)	16,323	12,171	12,232	7,671

(Loss) income before income taxes ..	(30,767)	(22,330)	(19,446)	(17,540)	15,538
(Benefit) provision
for income taxes ........	(13,042)	(9,058)	(12,485)	(8,491)	5,594
Net (loss) income ..........	$ (17,725)	$ (13,272)	$ (6,961)	$ (9,049)	$ 9,944
FINANCIAL POSITION:
Working capital .........	$ 3,527	$ (49,235)	$ 14,324	$ 21,705	$ 28,830
Total assets .................	100,019	171,777	239,951	245,502	192,470
Long-term debt and
capital lease
obligations ..................	34,552	23,479	114,885	115,429	66,570
Stockholders’ equity......	34,267	51,992	64,397	72,203	81,679
PERFORMANCE
PER COMMON SHARE:
Net (loss) income:
Basic .............................	$ (3.74)	(2.80)	$ (1.47)	$ (1.91)	$ 2.09
Diluted ..........................	(3.74)	(2.80)	(1.47)	(1.91)	2.09
Dividends ......................	–	–	–	0.09	0.12
Book value at the end of the year..	7.22	10.96	13.58	15.23	17.19
Average number of common shares
outstanding:
Basic .....................	4,743	4,743	4,741	4,742	4,752
Diluted ..................	4,743	4,743	4,741	4,742	4,755

Notes to selected financial data:

Fiscal year 2004

Revenues declined by 3.0% as compared to 2003 and can be attributed to lower tonnage sold because of the sale of the Perry plant and the closing of a shift at another processing plant.

The Company’s share of earnings of unconsolidated affiliates declined by $1.1 million and results from the closure and sale of assets by Franklin Poultry Equipment, LLC in October 2003. The Company’s share of earnings was reported in this classification until the month of sale.

Retired short term debt in the amount $60 million

Acquired a new $20 million credit facility in fiscal 2004.

Reduced inventories and accounts receivables by $10 million in fiscal 2004.

Incorporate by reference an 8-K filed on March 18, 2004, to furnish pro forma financial information as if the disposition the Perry, Georgia complex had occurred on January 3, 2004.

Fiscal Year 2003

Revenues declined by 11.3% as compared to 2002 and can be attributed to $9 million of outside feed sales that were included in 2002 (non-recurring), market prices that averaged 3.9% higher but still remained at historic low averages: boneless thigh meat was 24.8% lower, wings were 38.75% lower, boneless skinless breast was lower than a year ago and 2% less tonnage was sold as production was reduced due to the depressed market situation in the industry.

Gross margins were a negative 4.0% for 2003 as compared to negative .89% in 2002. 2003 gross margin is impacted by $6.7 million recovery in a lawsuit involving a vitamin manufacturer and adjusted for this recovery, gross margin would have been negative 6.1%.

Selling, delivery and general administrative expenses as a group decreased by 3.6% and as a category general administrative expenses decreased by 1.8% and is due to increases in the cash surrender values of life insurance policies. These increases are offset by fees charged by the bank group for extension of credit facilities and consulting fees for monitoring services required by the banks and for services exploring replacement financing. Legal and professional expenses were also a major factor in 2003.

Fiscal Year 2002

The Company’s net revenues increased by 26.5% in 2002 as compared to 2001. The increase is attributed to a total production increase of 24.9% as the new processing plant reached full slaughter capacity. Part of the increased revenues is attributed to approximately $9 million of finished feed sales, which is non-recurring.

While volume increased, market prices continued to be challenging, especially boneless, skinless breast meat items that comprise a large percentage of the Company’s product mix and in most cases were selling substantially lower than quoted market prices. This situation deteriorated further late in the fourth quarter when a ban on the purchase of US poultry was put into place by Russia. This has caused the price of dark meat, for which Russia is the largest export customer, to plummet from already low prices. This has had an effect on other items’ prices, as well as cheap leg quarters displacing other items in the market place domestically.

Gross margins were a negative .89% as compared to a negative 1.7% in 2001. This improvement, while still negative, reflects the move toward full production in the new processing facility, somewhat lower energy prices countered by slightly higher feed cost (1.88%). Market prices were better on average while still depressed.

Selling, delivery and general administrative expenses as a group declined by 4% as compared to 2001; however, there was some shifting of expenses within the categories as selling expenses increased and general and administrative expenses declined. Increases were mainly payroll related as sales staffing was increased and commissions, which increased by 71%. Legal expenses were lower by 12.2% as the litigation in which the Company is involved began to reach more mature stages.

Fiscal Year 2001

Net sales declined by 15.72% as compared to 2000 and is the result of lower average market prices, 2% less production and approximately $20 million less product purchased outside for further processing and sale.

Gross margins were a negative 1.7% and reflect the lower selling prices throughout the year and the impact of the high cost and minimum production associated with the start-up of the Perry processing plant and utilities (energy) cost that was 37% higher than the previous year. Grain prices were relatively stable throughout the year.

Selling, delivery and general administrative expense as a group declined by 1.8%. Lower storage and commissions combined to offset the higher legal expense associated with on-going litigation.

Income taxes are computed at statutory rates in conjunction with various tax credits that are available to the Company. The Company expects to receive a refund of income taxes for this reporting year.

Interest expense increased 170% as a result of the significant increase in borrowing throughout the year and will continue to be a significant cost for the foreseeable future.

Fiscal Year 2000

Net sales declined by 8.5% as compared to 1999 and is attributed to significantly lower average market prices and the fact the fiscal 2000 was a 52-week year versus 53 weeks in 1999.

Gross margins reflected the lower market prices as they declined by 4.7% when compared to fiscal 1999. Boneless skinless breast prices averaged $.32 or 18% lb. less in 2000 than 1999 while export prices for leg quarters remained at depressed levels. Grain prices, the major cost component, remained stable at favorable levels throughout the year.

Selling and delivery and general administrative expenses increased by 10% as compared to the previous year with legal expenses associated with the company’s on going litigation accounting for the major portion of the increase. Other increases were personnel related as management and sales and marketing staff is being added in preparation for the increased production scheduled from the new Perry facility.

Item 7: Management's Discussion and Analysis of

Financial Condition and Results of Operations

General

Our Company generated positive earnings in both February and March 2004 allowing it to report its second quarter of operating profit for this fiscal year. Continued profits and corresponding cash flows in the new year have improved the liquidity of the Company as we have resolved the remaining obligations of the Perry divestiture. Poultry markets continue to be very strong and are expected to remain so through the remainder of this calendar year. The Company’s marketing department is focusing on a product mix concentrated in further processed, value-added product which will provide margin stability versus typical commodity ice pack products. Grain costs continue to be volatile and will impact earnings as they fluctuate. Our remaining slaughter facilities, which ran below capacities in fiscal year 2004, will return to full capacity by the second quarter of fiscal 2005 allowing for increased efficiencies throughout the Company.

To recap management’s thoughts and outlook on the future, the Company is currently generating healthy profits, has a good relationship with its lenders, and is improving its sales mix and customer base. In addition, the Company’s processing plants are operating efficiently and the Company’s live operations are continuously improving. From all indications, the Company should see an appreciable improvement in the upcoming year with grain price volatility the only expected cloud on the horizon.

Through our quarterly reporting, we have discussed our difficulty with liquidity, profits and burgeoning debt, all principally brought about by poor market prices and our Company’s difficulty in marketing product from our Perry operation outside of low commodity venues. Management concluded that to return the Company to health, a necessary step was to reduce our production of commodity product by selling the Perry operation and using the proceeds to reduce our debt obligations. As was disclosed in our third quarter report, the sale of our Perry Complex was completed in January 2004 with a simultaneous payoff of our syndicated debt and issuance of new term and revolving facilities with a single new lender. Following the completion of the Perry sale, the Company restructured its management team, recognizing both the size and changing needs of our organization, resulting in reduced corporate overhead. The current management team is poised to take the Company forward as directed by our Chairman, Doug Cagle, to focus on relationships and paying attention to details that reflect our values of integrity, quality and respect for the individual.

Year 2004 compared to 2003

Revenues declined by 3.0% as compared to 2004 and can be attributed to lower tonnage sold because of the sale of the Perry plant and the closing of a shift at another processing plant. The Company’s selling price averaged 12.25% higher for 2004.

Gross margins were (1.7%) for 2004 as compared to (4.0%) in 2003. Fiscal 2004 and 2003 gross margins were both impacted by settlements received by the Company as a result of litigation involving manufacturers of vitamins utilized in the feeding of our live birds in the amounts of $2.2 and $6.7 million, respectively. When these settlements are removed, the gross margins are (2.4%) for 2004 and (6.1%) for 2003. The improvement from 2003 to 2004 is due primarily to the increase in the Company’s average selling price as mentioned in the above paragraph.

Selling and delivery expenses decreased by 16.8% due almost entirely to a reduction in brokerage commissions paid. General and administrative expenses showed an increase of 22%, which was due to increases in the cash surrender values of life insurance policies in 2003. Legal and professional fees, along with bank and loan fees, continued to burden the Company in 2004, accounting for 40% of the total general and administrative fees.

Interest Expense

Interest expense for 2004 was 14.0% lower than for 2003 resulting from lower debt levels throughout the year. Interest rates, however, were higher due to increased rates imposed by lenders during the credit facility extension periods.

Other Income/Expense

Other income/expense is comprised of expenses incurred on the disposal of the Company’s interest in its property in Perry, Georgia and Forsyth, Georgia.

Equity in earnings of unconsolidated affiliates

The Company’s share of earnings of unconsolidated affiliates declined by $1.1 million and results from the closure and sale of assets by Franklin Poultry Equipment, LLC in October 2003. The Company’s share of earnings was reported in this classification until the month of sale. The previous year also had reportable earnings from two unconsolidated affiliates, which were sold in that year, for a portion of the year.

Income taxes

The Company has classified the income tax benefit as a non-current tax asset in anticipation of application of loss carryforwards in future periods.

Year 2003 compared to 2002

Revenues declined by 11.3% as compared to 2002 and can be attributed to $9 million of outside feed sales that were included in 2002 (non-recurring), market prices that averaged 3.9% higher but still remained at historic low averages: boneless thigh meat was 24.8% lower, wings were 38.75% lower, boneless skinless breast was lower than a year ago and 2% less tonnage was sold as production was reduced due to the depressed market situation in the industry.

Gross margins were a negative 4.0% for 2003 as compared to negative .89% in 2002. Gross margin for 2003 was impacted by $6.7 million recovery in a lawsuit involving a vitamin manufacturer and adjusted for this recovery, gross margin would have been negative 6.1%. Selling, delivery and general administrative expenses as a group decreased by 3.6% and as a category general and administrative expenses decreased by 1.8% and is due to increases in the cash surrender values of life insurance policies. These increases are offset by fees charged by the bank group for extension of credit facilities and consulting fees for monitoring services required by the banks and for services exploring replacement financing. Legal and professional expenses were also a major factor in 2003.

Interest Expense

Interest expense for 2003 was 17.2% lower than for 2002 resulting from lower debt levels throughout the year. Interest rates, however, were higher due to increased rates imposed by lenders during the credit facility extension periods.

Other Income

Other income is comprised of gains on disposal of the Company’s interest in joint ventures and its property in Lovejoy, Georgia, the Talmadge Farms facility. This income is offset by settlements of several lawsuits involving independent growers.

Equity in earnings of unconsolidated affiliates

The Company’s share of earnings of unconsolidated affiliates declined by $6.5 million and results from the Company’s sale of its interest in Cagle Foods JV, LLC and Cagle Foods Credit LLC on April 30, 2002 and its minority interest in a rendering company in December 2002. The Company’s share of earnings was reported in this classification until the month of sale.

Income taxes

The Company has classified the income tax benefit as a reduction of its non-current tax liability in anticipation of application of loss carryforwards in future periods.

Financial condition & liquidity

The retirement of $60 million in short term debt, the acquisition of a new $20 million credit facility and the reduction of inventories and accounts receivables by $10 million has greatly increased the Company’s liquidity during 2004. This plus the Company’s return to profitably and positive cash flows paint a brighter new year. Market conditions have grown stronger during the fourth quarter and show signs of continuing.

Analysis of cash flows

For the year ended April 3, 2004, the Company provided cash from operating activities of $4,642. For the years ended March 29, 2003 and March 30, 2002, the Company used cash in operating activities of $10,727 and $1,032, respectively. For the year ended April 3, 2004, the net loss of $17,725 was affected by non cash charges of depreciation, amortization and impairment loss associated with the Perry plant totaling $29,238. Additionally, deferred income taxes, gains on sale of equipment and income from unconsolidated affiliates impacted the effects of net loss on cash flows by ($12,855). Working capital changes from 2003 to 2004 were $5,984. For the year ended March 29, 2003, non-cash gains of ($8,841) impacted the net loss of ($13,272), primarily due to a gain on the sale of an unconsolidated affiliate. For the year ended March 30, 2002, non-cash charges of $6,516 impacted the net loss of ($6,961) primarily due to depreciation charges.

Cash flows provided by (used in) investing activities were $43,321, $50,273 and ($878) for the fiscal years 2004, 2003 and 2002, respectively. The decrease in cash provided in investing activities for fiscal 2004 is reflective of the sale of property, plant and equipment, when compared to the increase in fiscal 2003, which reflects the proceeds from the sale of unconsolidated affiliates. The increase in cash provided in investing activities for fiscal 2003, when compared to fiscal 2002, is primarily due to the proceeds from the sale of unconsolidated affiliates in fiscal 2003.

Cash flows (used in) provided by financing activities were ($48,052), ($39,537) and $888 for the fiscal years 2004, 2003 and 2002, respectively. The increase in cash used in financing activities for fiscal 2004, when compared to fiscal 2003, reflects the retirement of long-term debt. The increase in cash used in financing activities for fiscal 2003, when compared to fiscal 2002, is primarily due to borrowings in fiscal 2002.

Tabular disclosure of contractual obligations

Contractual obligations at April 3, 2004 were as follows:

		Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
……………………………………………..	……………….	………………	…………….	…………….	……………….
Long Term Debt Obligations	$37,473	$2,921	$15,385	$4,993	$14,174
Capital Lease Obligations	–	–	–	–	–
Operating Lease Obligations	1,724	1,300	424	–	–
Purchase Obligations	1,654	1,654	–	–	–
Other Long-Term Liabilities	–	–	–	–	–
Total	$40,851	$5,875	$15,809	$4,993	$14,174

Critical accounting policies and estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. The following accounting policies involve “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. The Company recognizes revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed and determinable, and collectibility is reasonably assured. Revisions to these estimates are charged to income in the period in which the revision becomes known.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts reflecting estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on management’s review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories. Live bird and hatching egg inventories are stated at cost and breeder hens are stated at cost, less accumulated amortization, consistent with industry standards. The costs associated with breeder hens are accumulated up to the production stage and amortized over the productive lives using the unit-of-production method. Finished poultry products, feed, and other inventories are stated at the lower of cost or market. We record valuations and adjustments for our inventories and for estimated obsolescence at or equal to the difference between the cost of the inventories and the estimated market value based upon known conditions affecting the inventories’ obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products. We allocate meat costs between our various finished poultry products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts, which are carried in inventories at the estimated recovery amounts, with the remaining amount being reflected at cost or market, whichever is lower.

Property, Plant and Equipment. In fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 144). As a result, the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) future cash flows estimates expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated salvage values and (ii) estimated fair market value of the assets. The adoption of SFAS 144 did not have a material effect on the consolidated financial statements.

Contingent liabilities. The Company is subject to lawsuits, investigations and other claims related to wage and hour/labor, securities, environmental, product and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after considerable analysis of each individual issue. These reserves may change in the future due to changes in the Company’s assumptions, the effectiveness of strategies, or other factors beyond the Company’s control.

Accrued Self Insurance. Insurance expense for casualty claims and employee-related health care benefits is estimated using historical experience and actuarial estimates. Stop-loss coverage is maintained with third party insurers to limit the Company’s total exposure. Certain categories of claim liabilities are actuarially determined. The assumptions used to arrive at periodic expenses is reviewed regularly by management. However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We review the recoverability of any tax assets recorded on the balance sheet, primarily operating loss carryforwards, based on both historical and anticipated earnings levels of operations and provide a valuation allowance when it is more likely than not that amounts will not be recovered.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Risk Factors

Industry cyclicality can affect our earnings, especially due to fluctuations in commodity prices of feed ingredients and chicken.

Profitability in the chicken industry is materially affected by the commodity prices of chicken and feed ingredients, which are determined by supply and demand factors, which result in cyclical earnings fluctuations. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the United States and foreign governments. In particular, weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow chickens and deliver products. High feed ingredient prices have had a material adverse effect on our operating results in the past. We periodically seek, to the extent available, to enter into advance purchase commitments for the purchase of feed ingredients in an effort to manage our feed ingredient costs. The use of such instruments may not be successful.

Leverage. Our indebtedness could adversely affect our financial condition. We presently have, and expect to continue to have, an amount of indebtedness. Our indebtedness could have important consequences to stockholders. For example, it could: increase our vulnerability to general adverse economic conditions; require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and for other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds, and failing to comply with those covenants could result in an event of default or require redemption of indebtedness. Either of these events could have a material adverse effect on us. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future, which is dependent on various factors. These factors include the commodity prices of feed ingredients and chicken and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Additional Borrowings Available. Despite our indebtedness, we are not prohibited from incurring additional indebtedness in the future.

Contamination of Products. If our products become contaminated, we may be subject to product liability claims and product recalls.

Livestock and Poultry Disease. Outbreaks of livestock diseases in general and poultry disease in particular, can significantly restrict our ability to conduct our operations. We take all reasonable precautions to ensure that our flocks are healthy and that our processing plants and other facilities operate in a sanitary and environmentally sound manner. However, events beyond our control, such as the outbreak of disease, could significantly restrict our ability to conduct our operations. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our fresh chicken, to or from our suppliers, facilities or customers, or require us to destroy one or more of our flocks. This could result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our ability to market our products successfully and on our business, reputation and prospects.

Insurance. We are exposed to risks relating to product liability, product recall, property damage and injuries to persons for which insurance coverage is expensive, limited and potentially inadequate.

Significant Competition. Competition in the chicken industry with other vertically integrated poultry companies could adversely affect our business.

Government Regulation. Regulation, present and future, is a constant factor affecting our business. The chicken industry is subject to federal, state and local governmental regulation, including health and environmental areas. We anticipate increased regulation by various agencies concerning food safety, the use of medication in feed formulations and the disposal of poultry by-products and wastewater discharges. Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect our business or operations in the future.

Forward-Looking Statements

This Annual Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified above, under “Risk Factors” and elsewhere herein. We undertake no obligation to revise or update any forward-looking statements for any reason.

Item 8: Financial Statements and Supplementary Data

Management’s Responsibility for Consolidated Financial Statements

The management of Cagle’s, Inc. and its subsidiary has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis. In the preparation of the consolidated financial statements, it is necessary to make informed estimates and judgments based on currently available information as to the effect of certain events and transactions. Management also prepared the other information in the Annual Report and is responsible for its accuracy and consistency with the consolidated financial statements.

Cagle’s, Inc. and its subsidiary maintain accounting and other controls which management believes provide reasonable assurance that financial records are reliable, assets are safeguarded, and transactions are properly recorded in accordance with management’s authorization. However, limitations exist in any system of internal control based upon the recognition that the cost of that system should not exceed the benefits derived.

Cagle’s, Inc.’s independent auditors, Moore Stephens Frost, PLC, are engaged to audit the consolidated financial statements of Cagle’s, Inc. and subsidiary and to express an opinion thereon. Their audit is conducted in accordance with the standards of the Public Companies Accounting Oversight Board (United States) to enable them to report whether the consolidated financial statements present fairly, in all material respects, the financial position and the results of operations and cash flows of Cagle’s, Inc. and subsidiary in conformity with accounting principles generally accepted in the United States of America.

May 18, 2004

/s/ J. Douglas Cagle /S/ Mark M. Ham IV

J. DOUGLAS CAGLE MARK M. HAM IV

Chairman and Chief Executive Officer Executive Vice President & CFO

Report of Independent Registered Public Accounting Firm

The Board of Directors

Cagle’s, Inc. and Subsidiary

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Cagle’s, Inc. (a Georgia corporation) and subsidiary as of April 3, 2004 and March 29, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended April 3, 2004, March 29, 2003 and March 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cagle’s, Inc. and subsidiary as of April 3, 2004 and March 29, 2003, and the results of their operations and their cash flows for the years ended April 30, 2004, March 29, 2003 and March 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Frost, PLC

Certified Public Accountants

Little Rock, Arkansas

May 7, 2004

Consolidated Balance Sheets April 3, 2004 and March 29, 2003
(In Thousands, Except Par Values)
ASSETS	2004	2003
CURRENT ASSETS:
Cash and cash equivalents ..................................................	$ 11	$ 100
Trade accounts receivable, less allowance for
doubtful accounts of $601 and $692 in 2004
and 2003, respectively ....................................................	11,662	13,276
Inventories ..........................................................................	19,329	27,487
Note receivable ...................................................................	1,000	–
Refundable income taxes, current portion ...........................	1,068	1,137
Other current assets ............................................................	657	576
Total current assets..........................................................	33,727	42,576
INVESTMENTS IN AND RECEIVABLES FROM
UNCONSOLIDATED AFFILIATES .....................................	4,041	4,179
ASSETS HELD FOR SALE ......................................................	–	6,738
PROPERTY, PLANT AND EQUIPMENT, at cost:
Land ...................................................................................	1,976	2,801
Buildings and improvements ..............................................	57,854	91,287
Machinery, furniture and equipment ...................................	43,612	96,439
Vehicles ..............................................................................	4,639	6,785
	108,081	197,312
Less accumulated depreciation ............................................	(63,857)	(86,334)
Property, plant and equipment, net .........................................	44,224	110,978
OTHER ASSETS
Long-term refundable income taxes ....................................	2,390	3,389
Intangible assets, net ...........................................................	169	370
Deferred income taxes ........................................................	11,892	–
Other assets ........................................................................	3,576	3,547
Total other assets .............................................................	18,027	7,306
TOTAL ASSETS ......................................................................	$ 100,019	$ 171,777

LIABILITIES AND STOCKHOLDERS' EQUITY	2004	2003
CURRENT LIABILITIES:
Current maturities of long-term debt ...................................	$ 2,921	$ 61,994
Accounts payable .................................................................	18,367	20,280
Accrued expenses ................................................................	6,675	9,537
Deferred income taxes .........................................................	2,237	-
Total current liabilities .....................................................	30,200	91,811

LONG-TERM DEBT ................................................................	34,552	23,479

DEFERRED INCOME TAXES ..................................................	-	3,336

OTHER NONCURRENT LIABILITIES .....................................	1,000	1,159

COMMITMENTS AND CONTINGENCIES (Notes 3 and 12)
STOCKHOLDERS' EQUITY: Preferred stock, $1 par
value; 1,000 shares authorized, none issued .............................	-	-
Common stock, $1 par value;
9,000 shares authorized, 4,744 shares issued
and 4,743 shares outstanding in 2004 and 2003 .............	4,744	4,744
Treasury stock, at cost ..........................................................	(80)	(80)
Additional paid-in capital ....................................................	4,198	4,198
Retained earnings ................................................................	25,405	43,130
Total stockholders' equity ................................................	34,267	51,992

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 100,019	$ 171,777

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

For the Years Ended April 3, 2004, March 29, 2003 and March 30, 2002

(In Thousands, Except Per Share Data)

	2004	2003	2002
NET SALES ......................................................	$ 304,507	$ 313,800	$ 353,792
COSTS AND EXPENSES:
Cost of sales .....................................................	309,605	326,352	356,948
Selling and delivery .........................................	8,107	9,745	10,259
General and administrative ..............................	10,000	8,200	8,350
	327,712	344,297	375,557
OPERATING LOSS ..........................................	(23,205)	(30,497)	(21,765)

OTHER INCOME (EXPENSE):
Gain on sale of unconsolidated affiliates ...........	–	12,914	–
Interest expense ...............................................	(7,018)	(8,156)	(9,852)
Other (expense) income, net ............................	(3,915)	(1,037)	1,213
Total other income (expense) ...........................	(10,933)	3,721	(8,639)

LOSS BEFORE EQUITY IN
EARNINGS OF UNCONSOLIDATED
AFFILIATES AND INCOME TAXES	(34,138)	(26,776)	(30,404)

EQUITY IN EARNINGS OF
UNCONSOLIDATED AFFILIATES ..................	3,371	4,446	10,958

LOSS BEFORE INCOME TAXES ....................	(30,767)	(22,330)	(19,446)

INCOME TAXES BENEFIT ..............................	(13,042)	(9,058)	(12,485)

NET LOSS	$ (17,725)	$ (13,272)	$ (6,961)

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING:
Basic ................................................................	4,743	4,743	4,741
Diluted ............................................................	4,743	4,743	4,741
PER COMMON SHARE:
Net loss
Basic ............................................................	$ (3.74)	$ (2.80)	$ (1.47)
Diluted ........................................................	$ (3.74)	$ (2.80)	$ (1.47)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

For the Years Ended April 3, 2004, March 29, 2003 and March 30, 2002

(In Thousands)

							Accumu-
							ulated
							Other
							Compre-
					Addit ional		hensive
	Common Stock		Treasury Stock		Paid-In	Retainined	Income
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Total
BALANCE, March 31, 2001	4,744	$ 4,744	(6)	$ (102)	$ 4,198	$ 63,363	$ -	$ 72,203

Cumulative effect of
accounting change (Note 1)	0	-	0	-	-	-	(944)	(944)
Net loss	0	-	0	-	-	(6,961)	-	(6,961)
Unrealized gain on
Interest rate swaps	0	-	0	-	-	-	87	87
.								------
Comprehensive loss								(6,874)
.								------
Exercise of stock options	0	-	3	12	-	-	-	12
.	-----------	----------------	-----------	----------------	----------------	---------------	---------------	----------------
BALANCE, March 30, 2002	4,744	$ 4,744	(3)	$ (90)	$ 4,198	$ 56,402	$ (857)	$ 64,397

Net loss	0	-	0	-	-	(13,272)	-	(13,272)
Unrealized gain on
Interest rate swaps	0	-	0	-	-	-	857	857
.								-------------
Comprehensive loss								(12,415)
.								------
Exercise of stock options	0	-	2	10	-	-	-	10
.	-----------	----------------	-----------	----------------	----------------	---------------	---------------	----------------
Balance, March 29, 2003	4,744	$ 4,744	(1)	$ (80)	$ 4,198	$ 43,130	$ -	$ 51,992

Net loss	0	-		-	-	(17,725)	$ -	(17,725)
.	-----------	----------------	-----------	----------------	----------------	---------------	---------------	----------------
BALANCE, April 3, 2004	4,744	$ 4,744	(1)	$ (80)	$ 4,198	$ 25,405	$ -	$ 34,267

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended April 3, 2004, March 29, 2003 and March 30, 2002
(In Thousands)
2004		2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ....................................................................	$ (17,725)	$ (13,272)	$ (6,961)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities
Depreciation ........................................................	10,457	14,109	15,002
Impairment loss ...................................................	18,528	–	–
Amortization ........................................................	253	365	454
Gain on sale of property, plant
and equipment ...................................................	(2)	(286)	(1,020)
Gain on sale of unconsolidated affiliates ...............	–	(12,914)	–
Income from unconsolidated affiliates,
net of distributions .............................................	138	(1,620)	(6,039)
Change in deferred income taxes ...............................	(12,991)	(8,495)	(1,881)
Changes in operating assets and liabilities
Trade accounts receivable, net ............................	1,614	2,397	(4,979)
Inventories .........................................................	8,158	6,689	894
Refundable income taxes ....................................	1,068	5,490	(531)
Other current assets ...........................................	(81)	(17)	155
Accounts payable ...............................................	(1,913)	(3,863)	6,342
Accrued expenses ...............................................	(2,862)	690	(2,468)
Net cash provided by (used in) operating activities ....	4,642	(10,727)	(1,032)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment .............	(411)	(1,176)	(860)
Proceeds from sale of property, plant
and equipment .......................................................	43,920	459	2,541
Proceeds from sale of unconsolidated affiliates .........	–	56,737	–
Increase in other assets .............................................	(29)	(1,836)	(88)
Decrease in other liabilities.......................................	(159)	(3,911)	(2,471)
Net cash provided by (used in) investing activities ....	43,321	50,273	(878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds on revolving line of credit .....................	6,231	–	–
Proceeds from issuance of long-term debt ..................	6,099	378	52,823
Payments of long-term debt ........................................	(60,330)	(39,711)	(51,947)
Payment of deferred financing cost.............................	(52)	(214)	–
Proceeds from exercise of stock options .....................	–	10	12
Net cash (used in) provided by
financing activities ......................................................	(48,052)	(39,537)	888
NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS.....................................	(89)	9	(1,022)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR .............................................	100	91	1,113
CASH AND CASH EQUIVALENTS AT
END OF YEAR ........................................................	$ 11	$ 100	$ 91
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Interest paid ................................................................	$ 9,132	$ 6,572	$ 10,658
Income taxes refunded, net ........................................	(1,119)	(6,151)	(10,111)
SUPPLEMENTAL DISCLOSURES OF
NON-CASH ITEMS:
Note receivable from sale of
property, plant and equipment .................................	1,000	–	–

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

April 3, 2004, March 29, 2003 and March 30, 2002 (In Thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of consolidation - The consolidated financial statements include the accounts of Cagle’s, Inc. and it’s wholly-owned subsidiary Cagle Farms, Inc. (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates are accounted for under the equity method.

b. Nature of operations - The Company operates as a vertically integrated poultry processor. As such, its operations, which are located in the southeastern United States, consist of breeding, hatching and growing chickens; feedmill; processing; further processing and marketing operations. The Company’s products are primarily sold in the United States to supermarkets, food distributors, food processing companies, national fast-food chains and institutional users.

Integrated poultry processors operate in an environment wherein the commodity nature of both their products for sale and their primary raw materials causes sales prices and purchase costs to fluctuate, often on a short-term basis, due to the worldwide supply and demand situation for those commodities. The supply and demand factors for their products for sale and the supply and demand factors for their primary raw materials correlate to a degree, but are not the same, thereby causing margins between sales price and production costs to increase, to decrease, or to invert, often on a short-term basis.

The Company operates in one segment, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

c. Revenue recognition - The Company recognizes revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed and determinable, and collectibility is reasonably assured.

d. Cash equivalents - For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid cash investments purchased with an original maturity of three months or less to be cash equivalents.

e. Accounts receivable - In the normal course of business, the Company extends credit to its customers on a short-term basis. Although credit risks associated with its customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts. Past due status is determined based upon contractual terms. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve is recorded to reduce the receivable to the amount expected to be collected. Amounts that are determined to be uncollectible are written off against this allowance when collection attempts on the accounts have been exhausted. Management uses significant judgment in estimating uncollectible accounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions and historical customer performance. While management believes the Company processes effectively address its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require adjustment to the allowance recorded by the Company.

f. Inventories - Live field inventories of broilers are stated at cost, and breeders are stated at cost, less accumulated amortization. Breeder costs are accumulated up to the production stage and amortized into broiler costs over the estimated production lives based on monthly egg production. In line with industry standards, the Company does not reduce live inventories to net realizable value when margins are negative. Finished products; feed, eggs and medication; and supplies are stated at the lower of cost (first in, first out method) or market. Inventories at April 3, 2004 and March 29, 2003 consist of the following:

2004		2003
Finished products ................................	$ 2,918	$ 6,078
Field inventory and breeders ................	12,762	16,216
Feed, eggs and medication ...................	2,881	3,710
Supplies ...............................................	768	1,483
	$ 19,329	$ 27,487

g. Property, plant and equipment - Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the following lives:

Buildings and improvements .................	3 to 32 years
Machinery, furniture and equipment .........	3 to 17 years
Vehicles ...................................	2 to 7 years

Maintenance and repairs are charged to expense as incurred. Major additions and improvements of existing facilities are capitalized. For retirements or sales of property, the Company removes the original cost and the related accumulated depreciation from the accounts and the resulting gain or loss is reflected in other income (expense), net in the accompanying consolidated statements of operations.

h. Intangible assets - In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separate intangible assets that have finite lives will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective March 31, 2002.

Intangible assets consist of deferred financing costs. The amortization period for these finite lived intangible assets ranges from six months to ten years. All finite lived intangible assets are shown net of accumulated amortization on the accompanying consolidated balance sheets.

i. Employee insurance claims - The Company is self funded under a minimum premium arrangement for the majority of employee claims under its group health plan. From May 1992, the union employees of the Company were covered for health insurance under a union health plan, starting in January 2003, these employees began receiving health insurance coverage under the Company sponsored plan. The Company is self-insured for the majority of its workers’ compensation risks. The Company’s insurance programs are administered by risk management specialists. Insurance coverage is obtained for catastrophic workers’ compensation and group health exposures, as well as those risks required to be insured by certain state laws. The Company’s accrual for group health and workers’ compensation liabilities of $2,086 and $2,614 as of April 3, 2004 and March 29, 2003, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

j. Earnings per share - Net income amounts presented in the accompanying consolidated statements of operations represent amounts available to common stockholders. The following table reconciles the denominator of the basic and diluted earnings per share computations:

2004		2003	2002
	-----------	-----------	-----------
Weighted average common shares ............	4,743	4,743	4,741
Incremental shares from assumed
conversions of options ..........................	–	–	–
Weighted average common shares and
dilutive potential common shares .........	4,743	4,743	4,741

k. Fiscal year - The Company’s fiscal year closing date is the Saturday nearest March 31. The year ended April 3, 2004 includes operations for a fifty-three week period. The years ended March 29, 2003 and March 30, 2002 include operations for fifty-two week periods.

l. Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

m. Derivatives - The Company utilized interest rate swaps to reduce interest rate risks on certain of its variable rate debt. The Company does not hold or issue derivative financial instruments for trading purposes. Effective April 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

The following is an analysis of the changes in the net gain on cash flow hedges included in other comprehensive income:

Balance, March 31, 2001 ...................................	$ –
Cumulative effect of accounting change ..............	(944)
Net gain for 2002 .........................................	106
Ineffective hedge transferred to earnings .............	(19)
Net other comprehensive income ........................	87
Balance, March 30, 2002 ...................................	$ (857)

Net gain for 2003 ...........................................	14
Ineffective hedge transferred to earnings ............	843
Net other comprehensive income .......................	857
Balance, March 29, 2003 .....................................	$ -

n. Fair value of financial instruments - The book values of cash, trade accounts receivable, accounts payable, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term debt was not significantly different from the stated value at April 3, 2004 and March 29, 2003.

The Company entered into interest rate swap agreements with a total notional amount of $25,000 to fix the interest rate paid on portions of amounts that were outstanding under its term credit facilities. Certain of these agreements with a total notional amount of $15,000 expired during 2003. The fair value of the interest rate swap agreements was approximately $(907) at March 29, 2003. The remainder of these interest rate swap agreements were settled in full on January 30, 2004 in conjunction with the change in credit facilities (see Note 3).

o. Accounting for the impairment of long-lived assets - During 2003, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which supercedes and amends SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and it requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets.

In 2004, the Company entered into negotiations to sell certain assets making up the “Perry Complex” (see Note 7). Upon entering in to a letter of intent related to this sale, the Company determined that the carrying values of the underlying assets exceeded their fair values. Consequently, the Company recognized an impairment loss in its third quarter of $18,528, which represents the excess of the carrying values of the assets over their fair values, less costs to sell. The impairment loss is recorded as a component of cost of sales in the accompanying consolidated statement of operations for the year ended April 3, 2004. Based upon management’s assessment of the impairment indicators for the remaining assets, management determined that upon testing the expected future net cash flows to be generated from these assets, no impairment losses had occurred in the fiscal years ended 2004, 2003 or 2002.

p. Accounting for stock-based compensation - The Company accounts for its stock based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees.” Accordingly, no compensation cost was recognized for stock options, as all options were granted at an exercise price equal to or greater than the estimated fair value of the common stock at the date of grant, as determined by the Company’s board of directors. The Company applies SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123,” as required for disclosure purposes. SFAS No. 123 requires that companies which do not choose to account for stock based compensation as prescribed by this statement shall disclose pro forma effects on earnings as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

No disclosure of pro forma earnings is required, as the Company did not grant any stock options during fiscal years 2004, 2003 and 2002.

q. Shipping and handling costs - Shipping and handling costs are included in cost of sales in the accompanying statements of operations and totaled $9,139, $11,344 and $12,696 in fiscal years 2004, 2003 and 2002, respectively.

2. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at April 3, 2004 and March 29, 2003:

Finite lived:	…..…..2004	………..2003
Deferred financing costs ..........................................	$ 245	$ 459
Accumulated amortization .......................................	(76)	(89)
Net deferred financing costs ....................................	$ 169	$ 370

Future finite lived intangible asset amortization expense is as follows:

2005 .......................	$ 24
2006 .......................	24
2007 .......................	24
2008 .......................	25
2009 .......................	25
Thereafter ...............	47
$ 169

3. LONG-TERM DEBT

Long-term debt at April 3, 2004 and March 29, 2003 consists of the following:

	2004	2003
-------------------------------------------------------------------------------------------	------------------	------------------
Term note payable; fixed interest rate of 7.86%,
principal and interest payable monthly of $290,
through maturity on April 1, 2011; secured by
the Collinsville plant and Rockmart feedmill. ............	$ 25,396	$ 26,191

Revolving credit agreement with a bank, maturing
January 30, 2007, interest payable monthly,
variable interest rate (4.75% at April 3, 2004);
secured by accounts receivable, inventories and
property, plant and equipment, excluding the
Collinsville plant and Rockmart feedmill. ...................	$ 7,231	$ -

Term note payable to a bank; variable interest
rate (6.00% at April 3, 2004); principal and
interest payable monthly of $83, with balance
due at maturity on January 30, 2007; secured by
accounts receivable, inventories and property,
plant and equipment, excluding the Collinsville
plant and Rockmart feedmill. .....................................	$ 4,833	$ -

Revolving credit agreement with a syndicate of banks,
maturing September 24, 2003, variable interest rate
(7.25% at March 29, 2003); secured by all assets
except for the Collinsville plant and Rockmart
feedmill. See last paragraph of this note. ....................	$ -	$ 1 ,000

Term note payable to a syndicate of banks;
variable interest rate (7.25% at March 29,
2003); principal and interest payable monthly
of $707, through maturity on September 24, 2003;
secured by all assets except for the Collinsville
plant and Rockmart feedmill. See last paragraph
of this note. ....................................................	$ -	$ 58,275

Other notes payable at varying interest rates
and maturities. ..................................................	$ 13	$ 7

	$ 37,473	$ 85,473
Less current maturities ..........................................	$ (2,921)	$ (61,994)
Long-term debt, less current maturities ..........................	$ 34,552	$ 23,479

The Company’s debt agreements contain certain restrictive covenants, which require that the Company maintain (1) a minimum fixed charge coverage ratio, as defined in the debt agreement; (2) EBITA above a specified amount; and (3) capital expenditures not to exceed certain limits. The Company was in compliance with these covenants at April 3, 2004.

Aggregate maturities of long-term debt during the years subsequent to April 3, 2004 are as follows:

2005 ...................................................	$ 2,921
2006 ...................................................	3,076
2007 ...................................................	12,309
2008 ...................................................	2,428
2009 ...................................................	2,565
Thereafter ............................................	14,174
$ 37,473

On January 30, 2004, the Company sold the Perry Complex (see Note 7). The proceeds from this sale were applied to the bank syndicate debt. The remainder of the term note and revolving credit agreement with the bank syndicate were paid in full with the funds obtained from the new credit facility.

4. INCOME TAXES

The Company records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

Effective in fiscal 1989, the Revenue Act of 1987 rescinded the cash basis method of accounting for tax purposes previously used for the Company’s farming operations. Approximately $3,389 of previously recorded income tax iabilities were indefinitely deferred. Under tax laws enacted in 1997, such liabilities are required to be amortized into taxable income over a twenty-year period.

Income tax benefit is reflected in the consolidated statements of operations as follows:

	2004	2003	2002
Current tax provision (benefit) ................................	$ 2,563	$ (563)	$ (5,604)
Change in valuation allowance ...............................	(2,614)	-	(5,000)
	(51)	(563)	(10,604)

Deferred tax benefit ..................................................	(12,991)	(8,495)	(1,881)
	$ (13,042)	$ (9,058)	$ (12,485)

A reconciliation between income taxes computed at the federal statutory rate and the Company’s income tax benefit is as follows:

	2004	2003	2002
Federal income taxes at statutory rate ........................	$ (10,396)	$ (7,593)	$ (6,612)
State income taxes .....................................................	(624)	(456)	(397)
Change in valuation allowance ...................................	(2,614)	–	(5,000)
Jobs and investment tax credits ..................................	(680)	(680)	–
Other ...........................................................................	1,272	(329)	(476)
	$ (13,042)	$ (9,058)	$ (12,485)

Components of the net deferred income tax asset (liability) at April 3, 2004 and March 29, 2003 relate to the following:

2004		2003
Deferred income tax assets
Tax credit carryforwards	$ 7,663	$ 9,889
Net operating loss carryforwards	17,456	10,675
Accrued expenses	705	1,080
Other	389	402
	26,213	22,046
Less valuation allowance	(4,150)	(6,764)
	22,063	15,282
Deferred income tax liabilities
Family farm cash-basis deferral	(2,439)	(2,541)
Inventories	(2,732)	(2,295)
Property and depreciation	(4,430)	(11,148)
Income from joint ventures	(2,260)	(1,741)
Other	(547)	(893)
	(12,408)	(18,618)
Net deferred income tax asset (liability)	$ 9,655	$ (3,336)

At April 3, 2004, the Company has federal net operating loss carryforwards of approximately $33,823 which are available to offset future taxable income. These loss carryforwards expire in various amounts from 2022 through 2024.

The Company has federal and state tax credit carryforwards of approximately $7,276 which are available to reduce income taxes through 2014. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for a significant portion of the deferred tax asset associated with the tax credit carryforwards.

Effective April 2001, the state of Georgia enacted a law which gave the Company the ability to use up to $5,000 of tax credit carryforwards to offset state payroll withholding taxes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the applicable portion of the valuation allowance has been adjusted during fiscal 2002 and included in income.

5. STOCKHOLDERS’ EQUITY

Beginning in 1990, the board of directors authorized the purchase of up to $2,500 of the Company’s stock on the open market. In February 2000, the board increased the authorized amount to $15,000. As of April 3, 2004, 636,240 shares had been repurchased and retired by the Company at a total cost of approximately $9,054.

6. STOCK OPTION PLAN (not in thousands)

In May 1993, the board of directors approved an incentive stock option plan (the “Plan”). Under the provisions of the Plan, options to purchase a maximum of 125,000 shares may be granted through 2003. The administrator of the Plan, appointed by the board of directors, determines the grantee, vesting period, exercise date, and expiration dates for all options granted. In addition, the Plan provides for the issuance of options at prices not less than market value at the date of grant. During May 1993, the Company granted 31,250 options with an exercise price of $9.30 under the Plan. No additional options have been granted since 1993. During 2002, 2,500 options were exercised, and no options expired, leaving 2,500 options exercisable at March 30, 2002. During 2003, 1,250 options were exercised, and 1,250 options expired, leaving no options exercisable at March 29, 2003. The weighted average exercise price for fiscal years 2003 and 2002 was $9.30.

7. SALES OF FACILITIES

On January 30, 2004, the Company sold certain assets comprising the “Perry Complex”, (a poultry processing plant in Perry, Georgia, a feed mill and hatchery in Forsyth, Georgia, and related assets and inventories), to Perdue Farms, Inc. (“Perdue”) for $45,000 for the property, plant and equipment and $6,725 for certain inventories associated with the assets. The price of the property, plant and equipment is subject to a $1,000 hold back, contingent upon completion of certain post-closing projects. The price for the inventories includes an estimated prepayment for live poultry to be delivered in the ordinary course of grow out.

There are no material relationships between Perdue and the Company or any of the Company’s affiliates, directors or officers, or any associates of any director or officer of the Company.

On December 3, 2001, the Company sold its idled processing facility in Macon,Georgia to an unrelated party for a purchase price of $6,800. The Company received a cash payment subsequent to closing of $75 and a non recourse note receivable secured by a first mortgage bearing interest at 6.0% per annum for the balance. The purchaser defaulted on the note, and on July 1, 2003, the Company foreclosed on the collateral. As of April 3, 2004, management’s plans for this facility are undetermined and this facility has been reflected in property, plant and equipment in the accompanying consolidated balance sheet.

On September 29, 2001, the Company entered into an agreement to sell an idled processing facility in Atlanta to an unrelated party for $3,500. Under the terms of the agreement, the Company received a cash payment at closing of $2,500 and an unsecured note receivable bearing interest at 7.5% per annum for the balance. Interest under this note was payable quarterly commencing on December 1, 2001 and continuing through September 1, 2006. Starting April 1, 2002 and continuing each April 1 thereafter, the Company was to receive principal payments equal to the lesser of $200 or five percent (5%) of excess cash flows, as defined in the note agreement. Any remaining outstanding principal balance on the note is due and payable on September 28, 2006. Repayment of the note receivable has been guaranteed by the majority stockholder of the purchaser. The resulting gain on this sale of $1,000 has been deferred at April 3, 2004 and will be recognized as the note is collected. During 2004, the purchaser filed chapter 11 bankruptcy. The Company has in turn began the legal process of collecting on the guarantee.

8. INVESTMENTS IN AND RECEIVABLE FROM UNCONSOLIDATED AFFILIATES

On March 26, 1993, the Company acquired a fifty percent equity interest in Cagle Foods JV, LLC (“Cagle Foods”), a joint venture formed with an unrelated party to own and operate the Company’s processing facility at Camilla, Georgia.

On November 14, 1997, the Company acquired a thirty percent equity interest in a joint venture with its joint venture partner in Cagle Foods. During 1998, the Company contributed certain property, plant and equipment and other assets in exchange for its equity interest in the new joint venture, Cagle’s-Keystone Foods, LLC. This joint venture constructed a processing facility in Albany, Kentucky, which began limited operations in November 1998.

The Company occasionally sells eggs and broilers to and purchases processed products from unconsolidated affiliates. In addition, the Company performs certain management and administrative services for unconsolidated affiliates. Sales to, purchases from, accounts payable to and receivable from, and service fees charged to unconsolidated affiliates are summarized as follows:

	2004	2003	2002
	…………………….	…………………….	…………………….
Sales .........................................................	$ 23,140	$ 426	$ 61
Purchases .................................................	-	27	5,017
Accounts receivable .................................	413	-	186
Accounts payable .....................................	-	-	1,031
Administrative service fees ......................	746	746	1,348

On April 30, 2002, the Company sold its interest in Cagle Foods to its partner in the venture for $50,000. These proceeds, which were received at closing, were applied to reduce the Company’s outstanding indebtedness under its term note by $37,500 and its revolving credit agreements by $12,500.

The Company accounts for its investments in affiliates using the equity method. The Company’s share of affiliates’ earnings was approximately $3,371, $4,446 and $10,958 for fiscal years 2004, 2003 and 2002, respectively. The Company’s share of the affiliates’ earnings are based on the audited results for the year ended December 27, 2003, adjusted for the unaudited results for interim periods.

Summarized combined unaudited balance sheet information for unconsolidated affiliates as of April 3, 2004 and March 29, 2003 is as follows:

	2004	2003
Current assets .................................................................................	$ 37,217	$ 27,778
Noncurrent assets ...........................................................................	58,238	67,600

Total assets ....................................................................................	$ 95,455	$ 95,378

Current liabilities ............................................................................	18,885	15,348
Noncurrent liabilities ......................................................................	63,174	70,585
Owners’ equity ...............................................................................	13,396	9,445

Total liabilities and owners’ equity ................................................	$ 95,455	$ 95,378

Summarized combined unaudited statements of operations information for unconsolidated affiliates for the years ended 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Net sales ...................................................................	$ 240,728	$ 232,953	$ 394,754
Gross profit ...............................................................	30,214	39,476	44,427
Operating income .....................................................	13,397	20,155	33,752
Income before taxes ..................................................	11,311	15,506	30,709

9. MAJOR CUSTOMERS

The Company had sales to one individual customer, which exceeded ten percent of total sales. Sales to this customer for fiscal years 2004, 2003 and 2002 and accounts receivable from this customer as of April 3, 2004, March 29, 2003 and March 30, 2002, were as follows:

	Sales .		Accounts Receivable
Fiscal Year	Amount	Percentage	Amount	Percentage
……………………………….	…………………..	……………………….	……………….	……………………….
2004 ........	$ 41,002	13%	$1,732	14%
2003 ........	52,382	17%	2,078	13%
2002 ........	57,515	16%	806	4%

10. BENEFIT PLANS

Under a collective bargaining agreement, the Company contributes to a multi-employer pension plan for the benefit of certain employees who are union members. A separate actuarial valuation for this plan is not made for the Company. Accordingly, information with respect to accumulated plan benefits and net assets available for benefits is not available. Under the Employee Retirement Income Security Act of 1974, as amended in 1980, an employer, upon withdrawal from a multi-employer plan, is required, in certain cases, to continue funding its proportionate share of the plan’s unfunded vested benefits. The Company’s contribution rate is a fixed dollar amount per eligible employee. The Company made total contributions to the union plan of approximately $142, $209 and $207 in fiscal years 2004, 2003 and 2002, respectively.

The Company has a 401(k) retirement plan for employees not covered by a collective bargaining agreement. Under the plan, the Company matches contributions up to two percent of participating employees’ salaries. Additional contributions may be made at the discretion of the Company’s board of directors. The Company made matching contributions of approximately $255, $297 and $267 in fiscal years 2004, 2003 and 2002, respectively. No discretionary Company contributions have been made to this plan.

The Company does not provide postretirement medical or other benefits to employees.

During the years ended April 3, 2004 and March 29, 2003, the Company received $2,160 and $6,697, respectively, which represents recovery from the settlement of lawsuits involving vitamin manufacturers. This recovery is included as a reduction of cost of sales in the accompanying consolidated statements of operations.

12. COMMITMENTS AND CONTINGENCIES

The Company leases certain of its buildings, equipment and vehicles under noncancellable operating leases. The consolidated statements of operations include rental expense relating to these operating leases of $2,861, $3,151 and $3,588 in fiscal years 2004, 2003 and 2002, respectively.

At April 3, 2004, future minimum payments under noncancellable operating leases were as follows:

2005 ..................... $	1,300
2006 .....................	424
Total .................... $	1,724

The Company has entered into contracts for the purchase of grain, primarily corn and soybean meal and other feed ingredients. These contracts specify the quantity to be purchased, and the cost is determined upon delivery using current market prices. The Company estimates its purchase commitments under these contracts to be approximately $1,654 at April 3, 2004, which approximates current market price.

The Company was involved, as were many other companies in the industry, in purported class action and other litigation brought on by several independent growers. During fiscal 2002, the Company settled a portion of the lawsuits by paying approximately $598. During the year ended March 29, 2003, the Company settled another portion of the lawsuits by paying $1,400. At April 3, 2004, the Company continues to vigorously defend the two remaining grower lawsuits, both of which have resulted in summary judgments in favor of the Company, one of which was appealed by the grower and the other of which the Company expects an appeal by the grower. As such, the Company has not accrued any losses in connection with the remaining lawsuits.

The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

At April 3, 2004, the Company had a total of 2,010 employees. Of this total, 1,843 are hourly workers and 167 are salaried. Approximately 43% of the Company’s hourly employees are represented by a union. None of the Company’s salaried employees are represented by a union. The existing union agreement will expire on October 31, 2005.

13. CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables or other financial instruments with a variety of customers and cash and cash investments deposited with financial institutions.

Concentrations of credit risk with respect to accounts receivable and other financial instruments are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support accounts receivable.

The Company at various times throughout the years presented maintained cash balances with certain financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits. As of April 3, 2004 and March 29, 2003, the Company had approximately $1,474 and $2,443, respectively, in financial institutions in excess of federally insured amounts.

14. QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial data is as follows (in thousands, except per share data):

				Earnings
		Operating	Net	Per Share
	Net	Income	Income	(Basic and
	Sales	(Loss)	(Loss)	Diluted)
.------------------------------------------------------	---------	--------	--------	----------
Fiscal year 2004 quarter ended:
June 28, 2003	$ 72,450	$ (4,249)	$ (3,389)	$ (0.71)
September 27, 2003	85,332	887	(244)	(0.05)
January 3, 2004	82,648	(20,910)	(24,949)	(5.26)
April 3, 2004	64,077	1,067	10,857	2.28

Fiscal year 2003 quarter ended:
June 29, 2002	$ 84,758	$ (5,025)	$ 3,710	$ 0.78
September 28, 2002	81,369	(7,818)	(5,492)	(1.16)
December 28, 2002	72,550	(13,919)	(9,246)	(1.95)
March 29, 2003	75,123	(3,735)	(2,244)	(0.47)

Fiscal year 2002 quarter ended:
June 30, 2001	$ 88,943	$ (4,958)	$ 2,413	$ 0.51
September 29, 2001	84,440	(2,342)	(1,372)	(0.29)
December 29, 2001	85,560	(3,858)	(1,428)	(0.30)
March 30, 2002	94,849	(10,607)	(6,574)	(1.39)

15. CONTINUING OPERATIONS

The Company incurred net losses for the years ended April 3, 2004, March 29, 2003 and March 30, 2002 of $17,725, $13,272 and $6,961, respectively. Surviving under the weight of start-up difficulties at its state-of-art Perry facility during most of fiscal year 2004 and fiscal years 2003 and 2002, the Company’s financial circumstances were complicated by the sale of its joint venture interest in Cagle Foods. Under pressure from lenders to reduce their outstanding lines, the Company sold its investment in Cagle Foods and funds were applied to the loans non-ratably leaving the Company with very little working capital to survive depressed industry conditions during fiscal year 2003. Additionally, due to customer changes, the Company’s product mix no longer included cost-plus products and operating losses grew as lower commodity returns replaced higher value-added returns.

As a result of these factors, the Company continued to incur significant losses which caused debt covenant violations as of March 29, 2003. As a result of these violations which were waived, the lenders extended the loan maturity to April 2004, but instituted higher interest rates and waiver fees, which further increased the Company’s losses.

The industry has experienced better market pricing in the fourth quarter of fiscal 2004, which has improved operating results for this period. As discussed in Note 7, the Company sold the Perry Complex in the fourth quarter of fiscal 2004, which reduced sales of low priced commodity products. This sale resulted in recognition of an impairment loss of $18,528 which represents approximately 61% of the net loss before income taxes for fiscal 2004. In conjunction with this sale, the Company was able to significantly reduce its debt and obtained a new credit facility as discussed in Note 3. In recognition of the reduced production capacity, the Company implemented a restructuring of the corporate overhead function which will result in a significant reduction in general and administrative expenses in fiscal 2005. These changes helped the Company to initiate operational changes that provided more streamlined processing, as well as reduce costs. Additionally, these changes have resulted in positive profitability in the fourth quarter of fiscal 2004, and management expects this trend to continue in fiscal 2005.

SCHEDULE II – Valuation and Qualifying Accounts

Col A	Col B	Col C		Col D	Col E
-----------------------------------------------------------------	------------------	----------------------------------		---------------	-------------
		ADDITIONS
		----------------------------------

	Balance at	Charged to	Charged		Balance
	Beginning of	Costs and	to Other		at end
DESCRIPTION	Period	Expenses	Accounts	Deductions	of Period
-----------------------------------------------------------------	------------------	----------------	-------------	----------------	-------------
Year ended April 3, 2004
Reserves and Allowances deducted
from asset accounts:
Allowance for doubtful accounts	$692	$135	$0	($226)	$ 601
Year ended March 29, 2003
Reserves and Allowances deducted
from asset accounts:
Allowance for doubtful accounts	$446	$325	$0	($80)	$ 691
Year ended March 30, 2002
Reserves and Allowances deducted
from asset accounts:
Allowance for doubtful accounts	$554	$0	$0	($108)	$ 446

Item 9: Changes in and Disagreements With Accountants

on Accounting and Financial Disclosure

Subsequent to the end of the 2002 fiscal year, on April 5, 2002, Cagle’s, Inc. dismissed Arthur Andersen LLP as its auditor. The dismissal was approved by the Company’s audit committee of the board of directors. The report of Arthur Andersen LLP on the Company’s consolidated financial statements for the fiscal year ending March 30, 2002 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, nor were there any disagreements during fiscal 2002 or during the subsequent interim period through the date of dismissal of the auditor on any matter of accounting principles or practices, consolidated financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make a reference to the subject matter or the disagreement in connection with its report. No reportable events occurred during fiscal 2002 or during the subsequent interim period through the date of dismissal of the auditor.

Also on April 5, 2002, Cagle’s, Inc. retained the accounting firm of Moore Stephens Frost, PLC in Little Rock, Arkansas, to complete the audit for the Company’s fiscal year 2002 and also for the fiscal years ending March 29, 2003 and April 03, 2004. During the Company’s two fiscal years ending March 30, 2002, and during the subsequent interim period prior to engagement as auditor, the Company did not consulted Moore Stephens Frost with respect to the application of accounting principles to any specific transaction, or with respect to the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or with respect to any disagreement with prior accountants or any reportable event.

Item 9A. Controls and Procedures.

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

PART III

Item 10: Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 09, 2004 and is incorporated herein by reference. The Company has adopted a Code of Ethics, which applies to the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The full text of the Code of Ethics is included as an exhibit to this annual report.

Item 11: Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 09, 2004 and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 09, 2004 and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 09, 2004 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on July 09, 2004 and is incorporated herein by reference.

PART IV

Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

(a)1. Financial Statements

The following consolidated financial statements of Cagle’s, Inc. and subsidiary are filed as part of this report:

Consolidated Balance Sheets as of April 03, 2004 and March 29, 2003

Consolidated Statements of Operations for the Years Ended April 03, 2004, March 29, 2003, and March 30, 2002

Consolidated Statements of Stockholder’s Equity for the Years Ended April 03, 2004, March 29, 2003, and March 30, 2002

Consolidated Statements of Cash Flows for the Years Ended April 03, 2004, March 29, 2003, and March 30, 2002

Notes to Consolidated Financial Statements as of and for the years ended, April 03, 2004, March 29, 2003, and March 30, 2002

(a)2. Financial Statement Schedules

The following financial statement schedules are filed as part of this report:

Report of Independent Auditors

Schedule II – Valuation and Qualifying Accounts

(a)3 Exhibits

13.1 Cagle's, Inc. annual report for the year ended April 03, 2004.

13.2 Cagle's, Inc. Proxy statements for registrant's 2004 annual meeting of shareholders.

14.1 Code of Ethics

23.1 consent of independent accountants, Moore Stephens Frost, PLC

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of

2002.

99.1 audited financial statements of unconsolidated affiliates: Cagle's Keystone Foods, L.L.C.

(b) Reports on Form 8-K

1. The Company filed an 8-K on January 30, 2004, to furnish a press release which announced that the sale of its Perry, Georgia Complex, to Perdue Farms, Inc. of Salisbury, MD. was closed.

2. The Company filed an 8-K on February 6, 2004, to furnish a press release which reported a restructuring of Cagle’s, Inc. corporate office.

3. The Company filed an 8-K/A on February 6, 2004, to complete a press release which reported a restructuring of Cagle’s, Inc. corporate office.

4. The Company filed an 8-K on February 13, 2004, to furnish a press release to give further detail of the sale of its Perry, Georgia Complex, to Perdue Farms, Inc. of Salisbury, MD.

5. The Company filed an 8-K on February 17, 2004, to furnish a press release announcing its results of operations for the third quarter of 2004.

6. The Company filed an 8-K/A on March 18, 2004, to furnish pro forma financial information as if the disposition the Perry, Georgia complex had occurred on March 31, 2002.

No other reports on Form 8-K were filed during the fourth quarter of 2004 or in the subsequent interim period between April 3, 2004 and the date of this filing.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cagle's, Inc.

BY: /s/ J. Douglas Cagle

Chairman and Chief Executive Officer

June 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities indicated and on June 24, 2004:

/s/ J. Douglas Cagle Chairman and Director and Chief Executive Officer

/s/ G. Bland Byrne Director

/s/ Candace Chapman Director

/s/ Panos J. Kanes Director

/s/ Mark M. Ham IV Executive Vice President & CFO and Director

/s/ James David Cagle Vice President, New Product Sales and Director

/s/ George Douglas Cagle Vice President, New Product Development and Director

/s/ Kenneth R. Barkley Director

/s/ John J. Bruno Director

/s/ Jerry D. Gattis Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, J. Douglas Cagle, Chairman and Chief Executive Officer of Cagle’s, Inc., certify that:

1. I have reviewed this annual report on Form 10-K for the fiscal year ended April 3, 2004 of Cagle’s, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 24, 2004 By: /s/ J. Douglas Cagle

-----------------------------

J. Douglas Cagle

Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Mark M. Ham IV, Chief Financial Officer of Cagle’s, Inc., certify that:

1. I have reviewed this annual report on Form 10-K for the fiscal year ended April 3, 2004 of Cagle’s, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 24, 2004 By: /s/ Mark M. Ham IV

-----------------------------

Mark M. Ham IV

Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K of Cagle’s, Inc. for the year ended April 3, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, J. Douglas Cagle, Chief Executive Officer of Cagle’s, Inc., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1. The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and

2. The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 24, 2004 By: /s/ J. Douglas Cagle

-----------------------------

J. Douglas Cagle

Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K of Cagle’s, Inc. for the year ended April 3, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, Mark M. Ham IV, Chief Financial Officer of Cagle’s, Inc., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1. The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and

2. The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 24, 2004 By: /s/ Mark M. Ham IV

-----------------------------

Mark M. Ham IV

Chief Financial Officer