Form 10-Q
period 2004-07-03
CAGLES INC
filed 2004-08-11
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 03, 2004

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-7138

--------------------------------------------------------------------------------

CAGLES, INC.

(Exact name of Registrant as specified in its charter)

--------------------------------------------------------------------------------

GEORGIA 58-0625713

(State or other jurisdiction of (I.R.S. employer

incorporation or organization) identification no.)

2000 Hills Ave., Atlanta, Ga, 30318

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (404) 355-2820

--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b - 2). Yes (x) No ( )

The Registrant had 4,742,998 shares of Class A Common Stock, outstanding as of July 03, 2004.

PART 1. FINANCIAL INFORMATION

Item1. Financial Statements

Cagle's, Inc. & Subsidiary Consolidated Balance Sheets

July 3, 2004 and April 3, 2004

(In Thousands, Except Par Value)

(Period 7/3/04 Unaudited)

	7/3/2004	4/3/2004
Assets -----------------------------------------
CURRENT ASSETS
Cash	$ 14	$ 11
Accounts receivable, less allowance for doubtful accounts	12,327	11,662
Inventories	21,384	19,329
Note receivable	667	1,000
Refundable income tax, current portion	1,068	1,068
Other current assets	664	657
Total Current Assets	36,124	33,727

Investments in unconsolidated affiliates	5,092	4,041

Property, Plant, and Equipment
Land	1,976	1,976
Buildings, machinery and equipment	101,466	101,466
Autos & trucks	4,704	4,639
Construction in progress	105	-
	108,251	108,081

Less accumulated depreciation	(64,755)	(63,857)
Property, plant, and equipment, net	43,496	44,224

Other Assets:
Long term refundable taxes	2,195	2,390
Intangible assets	165	169
Deferred income taxes	8,450	11,892
Other assets	3,537	3,576
Total Other Assets	14,347	18,027
TOTAL ASSETS	$ 99,059	$ 100,019

LIABILITIES & STOCKHOLDERS' EQUITY---------------
CURRENT LIABILITIES
Current maturities of long term debt	$ 2,920	$ 2,921
Accounts payable	13,819	18,367
Accrued expenses	6,611	6,675
Deferred income taxes	2,238	2,237
Total Current Liabilities	25,588	30,200

Long Term Debt (net of current maturities)	32,043	34,552
Other Noncurrent Liabilities	1,000	1,000

STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 9,000 shares, 4,744 shares
issued at July 3, 2004 and April 3, 2004, respectively	4,744	4,744
Capital in excess of par value	4,198	4,198
Treasury stock held for options, at cost	(80)	(80)
Retained earnings	31,566	25,405
Total Stockholders' Equity	40,428	34,267
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 99,059	$ 100,019

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary

Consolidated Statements of Income

For the 13 weeks ended July 3, 2004

and the 13 weeks ended June 28, 2003

(In Thousands, except per share data)

(Unaudited)

	13 wks ended	13 wks ended
	7/3/2004	6/28/2003

Net Sales	$ 67,152	$ 72,450
Costs and Expenses:
Cost of Sales	55,055	72,587
Selling and Delivery	1,566	2,024
General and Administrative	1,355	2,088
Total costs and expenses	57,976	76,699

Income (Loss) From Operations	9,176	(4,249)

Other Income(Expense):
Interest expense	(701)	(1,778)
Other Income, Net	13	2

Earnings (Loss) Before equity in earnings of
unconsolidated affiliates and income taxes	8,488	(6,025)

Equity in earnings of unconsolidated affiliates	1,116	733
Income (Loss) before income taxes	9,604	(5,292)

Income Taxes Provision (Benefit)	3,442	(1,903)
Net Income (Loss)	$ 6,162	$ (3,389)

Weighted Average Shares Outstanding
-Basic	4,743	4,745
-Diluted	4,743	4,745

Net Income (Loss) Per Common Share
-Basic	$ 1.30	$ (0.71)
-Diluted	$ 1.30	$ (0.71)
Dividends Per Common Share	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary

Consolidated Statements of Cash Flows

For the 13 weeks ended July 3, 2004 and June 28, 2003

(In Thousands) (Unaudited)

	07/03/04	06/28/03
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ 6,162	$ (3,389)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	962	3,246
Changes in assets and liabilities:
Accounts receivables, net	(665)	(2,309)
Gain on sales of property, plant & equip.	(10)	-
Income Tax Receivables	195	-
Inventories	(2,055)	134
Note receivable	333	-
Other current assets	(7)	(256)
Changes in investment in unconsolidated affiliates	(1,051)	(81)
Accounts payable	(4,548)	2,328
Accrued expenses	(64)	448
Deferred Income Taxes	3,442	(1,904)
Total Adjustments	(3,468)	1,607
Net cash provided (used) by operating activities	2,694	(1,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(220)	(58)
(Increase) decrease in Other Assets	39	379
Net cash provided (used) by investing activities	(181)	321

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital lease obligations	(2,510)	(1,533)
Proceeds from issuance of long-term debt	-	2,914
Net cash provided (used) by financing activities	(2,510)	1,381
NET INCREASE (DECREASE) IN CASH	3	(80)

CASH AT BEGINNING OF PERIOD	11	100
CASH AT END OF PERIOD	$ 14	$ 20

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$ 699	$ 1,704
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary

Notes to Consolidated Condensed Financial Statements

July 3, 2004

1. Basis of Presentation

Interim Period Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of July 3, 2004 and April 3, 2004 and the results of their operations for the 13 weeks ended July 3, 2004 and the 13 weeks ended June 28, 2003. Results of operations for the 13 weeks ended July 3, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending April 2, 2005.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Although the Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended April 3, 2004.

2. Computation of net income per share

The following table sets forth the computation of basic and diluted earnings per share:

	13 wks ended	13 wks ended
	07/03/04	06/28/03
Net Income (Loss) as reported	$ 6,162	$ (3,389)

Weighted Average Shares Outstanding
-Basic	4,743	4,745
-Diluted	4,743	4,745

Net Income (Loss) Per Common Share
-Basic	$ 1.30	$ (0.71)
-Diluted	$ 1.30	$ (0.71)
Dividends Per Common Share	$ -	$ -

3. Investments in Unconsolidated Affiliates

The Company accounts for its investments in its unconsolidated affiliates using the equity method. The Company's share of earnings from these affiliates totaled $1,116 for the 13 weeks ended July 3, 2004, and $733 for the 13 weeks ended June 28, 2003.

4. Other Non-Recurring Activities

During the 13 weeks ended July 3, 2004 the Company had no non-recurring activity. During the 13 weeks ended June 28, 2003 the Company received $1,816 as recovery in a lawsuit involving vitamin manufacturers and a class action settlement involving methionine manufactures. This represents recovery of overcharges for ingredients of poultry feed and as such was recorded as a credit to cost of sales.

5. Inventories consisted of the following:

(In Thousands)

	July 3, 2004	April 3, 2004

Finished Product	3,586	2,918
Field Inventory and Breeders	13,490	12,762
Feed, Eggs, and Medication	3,522	2,881
Supplies	786	768
	$ 21,384	$ 19,329

6. Discontinued operations

The following table details effects of discontinued operations on the previous period’s Income Statement as adjusted to remove effects of discontinued operations.

	As Reported	As Adjusted
	13 Wks Ended	13 Wks Ended
	6/28/2003	6/28/2003

Net Sales	$ 72,450	$ 40,530
Costs and Expenses:
Cost of Sales	72,587	36,387
Selling and Delivery	2,024	1,837
General and Administrative	2,088	1,761
Total costs and expenses	76,699	39,985

Income (Loss) From Operations	(4,249)	545

Other Income (Expense):
Interest expense	(1,778)	(1,778)
Other Income, Net	2	2

Earnings (Loss) Before equity in earnings of
unconsolidated affiliates and income taxes	(6,025)	(1,231)

Equity in earnings of unconsolidated affiliates	733	733
Loss before income taxes	(5,292)	(498)

Income Taxes Provision (Benefit)	(1,903)	(176)
Net Loss	$ (3,389)	$ (322)

Weighted Average Shares Outstanding
-Basic	4,745	4,745
-Diluted	4,745	4,745

Net Loss Per Common Share
-Basic	$ (0.71)	$ (0.07)
-Diluted	$ (0.71)	$ (0.07)

7. Major accounting policies

Refer to the company’s 2004 annual report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies.

8. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may vary from those estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

July 3, 2004

The disclosures in this quarterly report are complementary to those made in the company’s 2004 annual report on Form 10-K.

Results of Operations

A significant improvement in selling prices during the 13 weeks ended July 3, 2004 helped improve the operating results as compared to a year ago. Reference below a recap of key statistical variances, where in the left hand column reported results for the 13 weeks ended July 3, 2004 are compared to reported results for the 13 weeks ended June 28, 2003. In the right hand column, the 13 weeks ended July 3, 2004 are compared to results for the 13 weeks ended June 28, 2003 as adjusted for the sale of the Perry complex.

	As Reported	As Adjusted
	a year ago	a year ago
	compared to	compared to
	current period	current period
	% Change	% Change
Sales Tonnage	(24)%	19%
Sales Dollars	(7)%	66%
Costs and Expense Dollars	(24)%	45%

(As Adjusted column numbers are adjusted to eliminate from As Reported column the effect of the sale of a complex in the previous year)

As compared to actual reported numbers, sales tonnage declined 24% and costs and expense dollars also declined 24%; while sales dollars only declined 7%. When compared to last years first quarter as adjusted for the Perry complex disposition, sales tonnage increased 19%, and costs and expense dollars increased 45%, and sales dollars increased 66%.

Inventories remain low and operating efficiencies remain high. Feed ingredient prices averaged 33.05% higher during the quarter as compared to a year ago levels. The increase in feed ingredient prices impacted the 13 weeks ended July 3, 2004 by increasing feed costs $4.6 million.

Financial Condition

The Company's liquidity has vastly improved from the previous year and even the previous quarter. The Company had available unused credit facility basis at July 3, 2004. The Company has returned its ability to garner vendors offerings of discount terms for accelerated payment. We continued our strategy to further strengthen our financial position by primarily using available cash flow to make payments on outstanding debt obligations.

We believe that our cash flow provided by operations will be adequate to cover our fiscal 2005 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our credit facilities or operating leases.

Selling, Delivery and Administrative Expenses

As a group these expenses decreased $1.2 million or 29% for the 13 weeks ended July 3, 2004 versus actual reported numbers for the 13 weeks ended June 28, 2003 ; after adjusting the 13 weeks ended June 28, 2003 for the complex disposition these expenses decreased $677 thousand or 19%, with major reductions being generated by reductions in payroll, commissions, professional and bank fees.

Interest Expense

Interest expense for the thirteen weeks ended July 3, 2004 decreased by $1,077 or 61% over the same period of a year ago. This is reflective of decreased borrowings and lower interest rates than a year ago.

Other Income

During the 13 weeks ended July 3, 2004, the Company had no non-recurring activity. During the 13 weeks ended June 28, 2003 the Company received $1,816 as recovery in a lawsuit involving vitamin manufacturers and a class action settlement involving methionine manufactures.

Equity in Earnings of Unconsolidated Affiliates

The Company's interest in earnings of unconsolidated affiliates increased by $383 or 52.3% due to affiliates volume increases.

Income Taxes

The provision for income taxes reflects the Company's estimated liability for income taxes net of any credits to which the Company may be entitled. The Company has classified the income tax benefit as a non-current tax asset in anticipation of application of loss carry forwards in future periods.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

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

Cautionary Statements Relevant To Forward-Looking Information For The Purpose Of "Safe Harbor" Provisions Of The Private Securities Litigation Reform Act Of 1995

The Company and its representatives may from time to time make written or oral forward-looking statements, including forward-looking statements made in this report, with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (1) fluctuations in the cost and availability of raw materials, such as feed grain costs; (2) changes in the availability and relative costs of labor and contract growers; (3) operating efficiencies of facilities; (4) market conditions for finished products, including the supply and pricing of alternative proteins; (5) effectiveness of marketing programs and advertising; (6) risks associated with leverage, including cost increases due to rising interest rates; (7) risks associated with effectively evaluating derivatives and hedging activities; (8) changes in regulations and laws, including changes in accounting standards, environmental laws and occupational, health and safety laws; (9) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (10) adverse results from on-going litigation; (11) access to foreign markets together with foreign economic conditions, including currency fluctuations and import/export restrictions; and (12) the effect of, or changes in, general economic conditions. We undertake no obligation to revise or update any forward-looking statements for any reason.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

Suit was filed against Cagle's Farms, Inc. on December 18, 1998 in U.S. District Court for the Northern District of Georgia by terminated contract broiler growers. Cagle's, Inc. was subsequently added as a party. These former growers sought unspecified damages and alleged, among other things, that their birds were misweighed on numerous occasions and that they were terminated as growers because of their involvement in a poultry grower's association. Cagle's, Inc. and Cagle's Farms, Inc. denied all allegations. During the fiscal year 2003 the case settled and in fiscal year 2004, the case was dismissed with prejudice. In addition to the above mentioned case, a suit was brought against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV, LLC and Cagle Keystone Foods JV, LLC on May 12, 1999 in U.S. District Court for the Northern District of Georgia by three contract broiler growers. This suit alleged certain discrepancies in weighing live poultry and sought unspecified damages. The Company and other defendants denied all allegations. This suit sought class action status, which was denied by the Court. Subsequently, on July 2, 2001, a number of individual contract growers filed suit against Cagle's, Inc. and Cagle's Farms, Inc. in U.S. District Court for the Northern District of Georgia, also alleging certain discrepancies in weighing and seeking unspecified damages. Cagle's, Inc. and Cagle's Farms, Inc. denied all allegations. During the fiscal year 2003, both cases settled and, in fiscal year 2004, both of these cases were dismissed with prejudice.

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

Two additional suits were filed in the U.S. District Court for the Middle district of Georgia on June 15, 2001 and June 22, 2001 against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV LLC d/b/a Cagle-Keystone Foods. These two suits were brought by different contract growers seeking unspecified damages and alleging the defendants misrepresented certain facts regarding profitability and cash flow as an inducement to their becoming contract producers. During fiscal year 2004, Summary Judgment was granted in the June 22, 2001 suit in favor all defendants and during fiscal year 2004, the Plaintiff appealed the summary judgment ruling. Subsequent to the end of the fiscal year, the Court of appeals dismissed the appeal as lacking in jurisdiction. The Plaintiff filed a new appeal, and the Company intends to vigorously defend this appeal. With regard to the case filed on June 15, 2001, summary judgment was entered in favor of Cagle's, Inc. and Cagle's Farms, Inc. during fiscal year 2004. No appeal has been taken because there has not been a final judgment rendered in the case. The Company anticipates that the Plaintiff will appeal the summary judgment ruling, and the Company intends to vigorously defend any such appeal.

Other than those actions listed above, the Company is routinely involved in various lawsuits and legal matters on an ongoing basis as a result of day to day operations; however, the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company or its business.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On July 09, 2004, the Company held its Annual Meeting of Shareholders. The following item was submitted to a vote of shareholders through the solicitation of proxies: Election of Directors

The following persons were elected to serve as directors on the Company’s Board of Directors until the 2005 Annual Meeting of Shareholders or until their successors have been duly elected and qualified or until the earlier of their resignation or removal. Voting results were as follows:

	For	Against (1)
J. DOUGLAS CAGLE	4,624,617	28,579
PANOS KANES	4,652,434	762
G. BLAND BYRNE III	4,623,193	30,003
CANDACE CHAPMAN	4,652,634	562
EDWARD J. RUTKOWSKI	4,652,634	562
MARK M. HAM IV	4,624,655	28,541
GEORGE DOUGLAS CAGLE	4,622,493	30,703
JAMES DAVID CAGLE	4,622,493	30,703

(1) In determining the results of voting, abstentions or authorizations withheld and broker nonvotes have the same effect as a vote against the nominated director.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

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

(b) Reports on Form 8-K

1. The Company filed an DEF-14a on June 9, 2004, to furnish a definitive proxy statement.

2. The Company filed an ARS on June 09, 2004, to furnish an Annual Report to Security Holders.

3. The Company filed an 8-K on June 10, 2004, to furnish a press release announcing its results of operations for the fourth quarter of 2004.

4. The Company filed an 10-K on June 24, 2004, to furnish an Annual report [Section 13 and 15(d), not S-K Item 405].

5. The Company filed an 8-K on August 02, 2004, to furnish a press release announcing its results of operations for the first quarter of 2005.

No other reports on Form 8-K were filed during the first quarter of 2005 or in the subsequent interim period between July 3, 2004 and the date of this filing.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 08/10/04

/s/ J. Douglas Cagle /s/ Mark M. Ham IV

Chairman and C.E.O. Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, J. Douglas Cagle, Chairman and Chief Executive Officer of Cagle’s, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended July 3, 2004 of Cagle’s, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

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

Date: August 10, 2004

By: /s/ J. Douglas Cagle

J. Douglas Cagle

Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Mark M. Ham IV, Chief Financial Officer of Cagle’s, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended July 3, 2004 of Cagle’s, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

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

Date: August 10, 2004

By: /s/ Mark M. Ham IV

Mark M. Ham IV

Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Cagle’s, Inc. for the period ended July 3, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, J. Douglas Cagle, Chief Executive Officer of Cagle’s, Inc., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1. The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and

2. The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 10, 2004

By: /s/ J. Douglas Cagle

J. Douglas Cagle

Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Cagle’s, Inc. for the period ended July 3, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Mark M. Ham IV, Chief Financial Officer of Cagle’s, Inc., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1. The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and

2. The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 10, 2004

By: /s/ Mark M. Ham IV

Mark M. Ham IV

Chief Financial Officer