Form 10-Q
period 2004-10-02
CAGLES INC
filed 2004-11-15
CIK 16104

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 02, 2004

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-7138

CAGLES, INC.

(Exact name of Registrant as specified in its charter)

GEORGIA 58-0625713 (State or other jurisdiction of (I.R.S. employer incorporation or organization) identification no.)

2000 Hills Ave., Atlanta, Ga, 30318 (Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (404) 355-2820

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b - 2). Yes ( ) No ( X )

The Registrant had 4,742,998 shares of Class A Common Stock, outstanding as of October 02, 2004.

PART 1. FINANCIAL INFORMATION
Item1. Financial Statements
Cagle's, Inc. & Subsidiary Consolidated Balance Sheets
October 2, 2004 and April 3, 2004
(In Thousands, Except Par Value)
(Period 10/2/04 Unaudited)
10/02/04		04/03/04
ASSETS ----------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents	$528	$11
Trade accounts receivable, less allowance for doubtful accounts	12,384	11,662
Inventories	21,119	19,329
Note receivable	417	1,000
Refundable income taxes, current portion	701	1,068
Other current assets	980	657
Total current assets	36,129	33,727
Investments in and receivables from unconsolidated affiliates	5,803	4,041
Property, Plant And Equipment, at cost:
Land	1,976	1,976
Buildings, machinery and equipment	98,172	101,466
Autos & trucks	4,436	4,639
	104,584	108,081
Less accumulated depreciation	(61,687)	(63,857)
Property, plant and equipment, net	42,897	44,224
OTHER ASSETS
Long-term refundable income taxes	2,390	2,390
Intangible assets, net	157	169
Deferred income taxes	6,921	11,892
Other assets	3,243	3,576
Total other assets	12,711	18,027
TOTAL ASSETS	$97,540	$100,019
LIABILITIES AND STOCKHOLDERS' EQUITY ---------------------------
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,004	$2,921
Accounts payable	12,721	18,367
Accrued expenses	5,578	6,675
Deferred income taxes	2,237	2,237
Total Current Liabilities	23,540	30,200
Long-Term Debt	30,157	34,552
Other Noncurrent Liabilities	696	1,000
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; 9,000 shares authorized, 4,744 shares
issued and 4,744 shares outstanding	4,744	4,744
Treasury stock, at cost	(80)	(80)
Capital in excess of par value	4,198	4,198
Retained earnings	34,285	25,405
Total Stockholders' Equity	43,147	34,267
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$97,540	$100,019
The accompanying notes are an integral part of these consolidated financial statements.
Cagle's, Inc. & Subsidiary
Consolidated Statements of Income
For the 13 weeks and 26 weeks ended October 2, 2004
and the 13 weeks and 26 weeks ended September 27, 2003
(In Thousands, except per share data)
(Unaudited)
13 Weeks		13 Weeks	26 Weeks	26 Weeks
ended		ended	ended	ended
10/2/2004		9/27/2003	10/2/2004	9/27/2003
Net Sales	$ 64,021	$ 85,332	$ 131,173	$ 157,782
Costs and Expenses:
Cost of Sales	57,642	79,515	112,697	152,102
Selling and Delivery	1,644	2,286	3,211	4,310
General and Administrative	1,612	2,643	2,966	4,731
Total costs and expenses	60,898	84,444	118,874	161,143
Operating income (loss)	3,123	887	12,299	(3,362)
Other Income(Expense):
Interest expense	(649)	(2,063)	(1,350)	(3,841)
Other Income, Net	658	(8)	671	(6)
Earnings or (Loss) Before equity in earnings of
unconsolidated affiliates and income taxes	3,132	(1,184)	11,620	(7,209)
Equity in earnings of unconsolidated affiliates	1,116	823	2,232	1,556
Income(Loss) before income taxes	4,248	(361)	13,852	(5,653)
Income Taxes Provision(Benefit)	1,529	(117)	4,971	(2,020)
Net Income(Loss)	$2,719	$(244)	$8,881	$(3,633)
Weighted Average Shares Outstanding
-Basic	4,743	4,747	4,743	4,746
-Diluted	4,743	4,747	4,743	4,746
Net Income(Loss) Per Common Share
-Basic	$0.57	$(0.05)	$1.87	$(0.77)
-Diluted	$0.57	$(0.05)	$1.87	$(0.77)
Dividends Per Common Share	$-	$-	$-	$-
The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary Consolidated Statements of Cash Flows For the 26 weeks ended October 2, 2004 and September 27, 2003 (In Thousands) (Unaudited)

10/2/2004 9/27/2003 CASH FLOWS FROM OPERATING ACTIVITIES: Net Income (Loss) $ 8,881 $ (3,633)

Adjustments to reconcile net income (loss) to net cash provided by operating activities: Cagle's, Inc. & Subsidiary Notes to Consolidated Condensed Financial Statements October 2, 2004

	Depreciation and amortization	1,927	6,321
	Gain on sales of property, plant & equip.	(672)	0
	Changes in assets and liabilities:
	Income from unconsolidated affiliates, net of distributions	(1,762)	(191)
	Deferred Income Taxes	4,971	(2,161)
	Accounts receivables, net	(722)	(2,549)
	Income Tax Receivables	367	0
	Inventories	(1,790)	1,118
	Note receivable	583	0
	Other current assets	(323)	(2,170)
	Accounts payable	(5,950)	112
	Accrued expenses	(1,097)	1,805
	Total Adjustments	(4,468)	2,285
Net cash provided (used)	by operating activities	4,413	(1,348)
	CASH FLOWS FROM INVESTING ACTIVITIES:
	Proceeds from sale of property, plant & equipment	673	0
	Additions to property, plant, and equipment	(590)	(268)
(Increase)	decrease in Other Assets	333	736
Net cash provided (used)	by investing activities	$416	$468
	CASH FLOWS FROM FINANCING ACTIVITIES:
	Payments of long-term debt and capital lease obligations	(4,312)	(3,492)
	Proceeds from issuance of long-term debt	0	4,667
Net cash provided (used)	by financing activities	(4,312)	1,175
	NET INCREASE (DECREASE) IN CASH	$517	$295
	CASH AT BEGINNING OF PERIOD	11	100
	CASH AT END OF PERIOD	$528	$395
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	Cash paid during the period for: Interest	1,355	3,368
	Income Taxes (Refunded), Paid	255	0
The accompanying notes are an integral part of these consolidated financial statements.

1. Basis of Presentation

Interim Period Accounting Policies In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of October 2, 2004 and April 3, 2004 and the results of their operations for the 13 and 26 weeks ended October 2, 2004 and the 13 and 26 weeks ended September 27, 2003. Results of operations for the 13 and 26 weeks ended October 2, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending April 2, 2005.

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

  Computation of net income per share

    Investments in Unconsolidated Affiliates

    The Company accounts for its investments in its unconsolidated affiliates using the equity method. The Company's share of earnings from these affiliates totaled $1,116 for the 13 weeks ended October 2, 2004, and $823 for the 13 weeks ended September 27, 2003. The Company's share of earnings from these affiliates totaled $2,232 for the 26 weeks ended October 2, 2004, and $1,556 for the 26 weeks ended September 27, 2003.
    Other Non-Recurring Activities

    During the 26 weeks ended October 2, 2004 the Company had no non-recurring activity. During the 26 weeks ended September 27, 2003 the Company received $1,816 as recovery in a lawsuit involving vitamin manufacturers and a class action settlement involving methionine manufactures. This represents recovery of overcharges for ingredients of poultry feed and as such was recorded as a credit to cost of sales.
  Inventories consisted of the following: (In Thousands)

The following table sets forth the computation of basic and diluted earnings per share:

13 Weeks		13 Weeks	26 Weeks	26 Weeks
ended		ended	ended	Ended
10/2/2004		9/27/2003	10/2/2004	9/27/2003
Net Income(Loss)	$2,719	$(244)	$8,881	$(3,633)
Weighted Average Shares Outstanding
-Basic	4,743	4,747	4,743	4,746
-Diluted	4,743	4,747	4,743	4,746
Net Income(Loss) Per Common Share
-Basic	$0.57	$(0.05)	$1.87	$(0.77)
-Diluted	$0.57	$(0.05)	$1.87	$(0.77)
Dividends Per Common Share	$-	$-	$-	$-

October 2, 2004 April 3, 2004

Processed Poultry $ 4,709 $ 2,918

Live Poultry–Broilers & Breeders 12,883 12,762

Feed, Eggs, and Medication 2,762 2,881

$ 21,119 $ 19,329

6. Discontinued operations

The following table details effects of discontinued operations on the previous period’s Income Statement as adjusted to

Supplies 765 768

remove effects of discontinued operations.
As Reported			As Adjusted	As Reported	As Adjusted
13 wks ended			13 wks ended	26 wks ended	26 wks ended
		9/27/2003	9/27/2003	9/27/2003	9/27/2003
Net Sales		$85,332	$48,838	$157,782	$89,368
Costs and Expenses:
Cost of Sales		79,515	41,929	152,102	78,316
Selling and Delivery		2,286	1,864	4,310	3,700
General and Administrative		2,643	2,328	4,731	4,090
Total costs and expenses		84,444	46,121	161,143	86,106
Income or (Loss) From Operations		887	2,717	(3,362)	3,262
Other Income(Expense):
Interest expense		(2,063)	(2,064)	(3,841)	(3,841)
Other Income, Net		(8)	(8)	(6)	(7)
Earnings or (Loss) Before equity in earnings of
unconsolidated affiliates and income taxes		(1,184)	645	(7,209)	(586)
Equity in earnings of unconsolidated affiliates		823	823	1,556	1,556
Income(Loss) before income taxes		(361)	1,468	(5,653)	970
Income Taxes Provision (Benefit)		(117)	528	(2,020)	349
Net Income(Loss)		$(244)	$939	$(3,633)	$621
Weighted Average Shares Outstanding
-Basic		4,747	4,743	4,747	4,747
-Diluted		4,747	4,743	4,747	4,747
Net Income (Loss) Per Common Share
-Basic		$(0.05)	$0.20	$(0.77)	$0.13
-Diluted		$(0.05)	$0.20	$(0.77)	$0.13
Dividends Per Common Share	$		$	$-	$
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations October 2, 2004

The disclosures in this quarterly report are complementary to those made in the company’s 2004 annual report on Form 10-K.

Results of Operations

Reference below recap of key statistical variances, where the as reported columns recap results for the current 13 week period and 26 week period ended October 2, 2004 as compared to reported results for the 13 week and 26 week period ended September 27, 2003. The as adjusted columns remove from the as reported, the effect of the sale of the Perry, Ga. complex and compare the same 13 and 26 week periods.

As Reported		As Adjusted	As Reported	As Adjusted
a year ago		a year ago	a year ago	a year ago
compared to		compared to	compared to	compared to
current period		current period	26 wk period	26 wk period
% Change		% Change	% Change	% Change
Sales Tonnage	(30)%	6%	(35)%	(1)%
Sales Dollars	(25)%	31%	(17)%	47%
Total Costs and Expenses	(28)%	32%	(26)%	38%

(As Adjusted column numbers are adjusted to eliminate from As Reported column the effect of the sale of a complex in the previous year)

Net sales for the second quarter of fiscal 2005 were $64.02 million compared with $48.84 million for the same period, as adjusted a year ago, an increase of 31%. For the quarter, net income improved to $2.72 million or $.57 per diluted share as compared to a $939 thousand or $.20 per diluted share for the second quarter of fiscal 2004. Pounds sold increased 6% for the second quarter 2005 as compared with the second quarter 2004 as we continue to move towards full capacity at our processing facilities. Our facilities are currently operating at 90.5% of capacity.

Net sales for the first six months of fiscal 2005 were $131.17 million compared with $89.37 million for the same period, as adjusted of fiscal 2004. Net income for the first six months of the year totaled $8.88 million or $1.87 per diluted share as compared to $.62 million or $.13 per diluted share for the first six months of last year. Pounds sold increased 1.4% for the first six months of fiscal 2005 compared to the same period last year indicating the aforementioned increase in processed volume.

Market prices for poultry products reached record levels during the first quarter of fiscal 2005 but have since fallen dramatically. The market price for boneless breast for the second quarter of fiscal 2005 averaged $1.86 as compared with the first quarter of 2005 average of $2.39 per pound. Overall revenue per pound for the Company’s product for the second quarter of fiscal 2005 was $.7326 as compared to $.5927 for the same period of fiscal 2004. Revenue per pound for the first six months of fiscal 2005 was $.8464 compared to $.5687 for the first six months of fiscal 2004. Current markets have continued to deteriorate with boneless breast markets at $1.34 and average revenue per pound falling to the mid $.60’s level. Company market prices are expected to moderate with the coming holiday season and as we shift our production away from commodity based sales. Leading indicators point towards a slowing of industry expansion into 2005 which should support higher market returns for our products.

Cost of sales for the second quarter of 2005 increased 37% as compared with the second quarter of 2004, from $41.9 million to $57.6 million. For the six month period cost of sales increased from $78.3 million to $112.7 million, or 44%. The increases are due in large part to increased feed prices during the periods and increased volumes as noted. Feed ingredient prices for broilers processed the second quarter of fiscal 2005 increased 25.4% compared to the second quarter last year. Feed prices for broilers processed for the first six months of fiscal 2005 increased 27.4% compared to the same period last year. Current feed prices are down 38% as a result of record corn and soybean crops and are expected to remain low for the remainder of this fiscal year. In addition, during the 13 weeks ended September 27, 2003 the Company received $1,816 as recovery in a lawsuit involving vitamin manufacturers and a class action settlement involving methionine manufacturers. During the 26 weeks ended September 27, 2003 the Company received $1,874 as recovery in a lawsuit involving vitamin manufacturers and a class action settlement involving methionine manufacturers.

Financial Condition

As of October 2, 2004, the Company's working capital was $12.6 million and its current ratio was 1.53 to 1. The Company’s working capital at April 03, 2004 was $3.5 million and its current ratio was 1.12 to 1. The Company has spent $590 thousand on capital projects in the first six months of fiscal 2005. We believe that our cash flow provided by operations will be adequate to cover our fiscal 2005 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our credit facilities or operating leases.

Selling, Delivery and Administrative Expenses

As a group, these expenses decreased 34% for the 13 weeks, and 32% for the 26 weeks, ended October 2, 2004 versus actual reported numbers for the 13 and 26 weeks ended September 27, 2003; after adjusting the 13 and 26 weeks ended September 27, 2003 for the complex disposition these expenses decreased 22% for the 13 weeks and 21% for the 26 weeks. Major reductions were generated by reductions in payroll, commissions, professional and bank fees.

Interest Expense

Interest expense decreased 69% for the 13 weeks, and 65% for the 26 weeks, ended October 2, 2004 versus the 13 and 26 weeks ended September 27, 2003. This is reflective of decreased borrowings and lower interest rates than a year ago.

Other Income

During the 13 weeks and 26 weeks ended October 2, 2004, the Company had no non-recurring activity. During the 13 ended September 27, 2003 the Company received $1,816 as recovery in a lawsuit involving vitamin manufacturers and a class action settlement involving methionine manufacturers. During the 26 ended September 27, 2003 the Company received $1,874 as recovery in a lawsuit involving vitamin manufacturers and a class action settlement involving methionine manufacturers.

Equity in Earnings of Unconsolidated Affiliates

The Company's interest in earnings of unconsolidated affiliates was $1,116 for the 13 weeks and $2,232 for the 26 weeks ended October 2, 2004. These earnings reflect a 36% increase for the 13 weeks and a 43% increase for the 26 weeks as compared to September 27, 2003. These increases resulted from greater volume.

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

Part II Other Information

Item 1. Legal Proceedings

Two suits were filed in the U.S. District Court for the Middle district of Georgia on June 15, 2001 and June 22, 2001 against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV LLC d/b/a Cagle-Keystone Foods. These two suits were brought by different contract growers seeking unspecified damages and alleging the defendants misrepresented certain facts regarding profitability and cash flow as an inducement to their becoming contract producers. During fiscal year 2004, Summary Judgment was granted in the June 22, 2001 suit in favor all defendants and during fiscal year 2004, the Plaintiff appealed the summary judgment ruling. Subsequent to the end of the fiscal year, the Court of appeals dismissed the appeal as lacking in jurisdiction because final judgment had not been rendered in the case. In fiscal 2004, final judgment was entered and the Plaintiff filed a new appeal, but that appeal was dismissed when Plaintiff's original appeal was reinstated. The Company intends to vigorously defend this appeal.

With regard to the case filed on June 15, 2001, summary judgment was entered in favor of Cagle's, Inc. and Cagle's Farms, Inc. during fiscal year 2004. Subsequent to the end of Fiscal 2004, summary judgment in the case was ultimately entered in favor of all defendants and the Plaintiff has filed a notice of appeal. The Company intends to vigorously defend this appeal.

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

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

  Articles of Incorporation of the Registrant.

  Bylaws of the Registrant.

  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the three months ended October 2, 2004

1. The Company filed an 8-K on November 4, 2004, to furnish a press release announcing its results of operations for the second quarter of 2005. No other reports on Form 8-K were filed during the second quarter of ended October 2, 2004.

Signatures Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 11/12/04 /s/ J. Douglas Cagle /s/ Mark M. Ham IV Chairman and C.E.O. Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. Douglas Cagle, Chairman and Chief Executive Officer of Cagle’s, Inc., certify that:

  I have reviewed this quarterly report on Form 10-Q for the period ended October 2, 2004 of Cagle’s, Inc.;

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

Date: November 12, 2004 By: /s/ J. Douglas Cagle

J. Douglas Cagle Chief Executive Officer CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark M. Ham IV, Chief Financial Officer of Cagle’s, Inc., certify that:

  I have reviewed this quarterly report on Form 10-Q for the period ended October 2, 2004 of Cagle’s, Inc.;

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

Date: November 12, 2004 By: /s/ Mark M. Ham IV Mark M. Ham IV Chief Financial Officer CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Cagle’s, Inc. for the period ended October 2, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, J. Douglas Cagle, Chief Executive Officer of Cagle’s, Inc., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

  The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and

  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2004 By: /s/ J. Douglas Cagle

J. Douglas Cagle Chief Executive Officer CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Cagle’s, Inc. for the period ended October 2, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Mark M. Ham IV, Chief Financial Officer of Cagle’s, Inc., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

  The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and

  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2004 By: /s/ Mark M. Ham IV Mark M. Ham IV Chief Financial Officer