Form 10-Q
period 2005-01-01
CAGLES INC
filed 2005-02-11
CIK 16104

Unknown;

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 01, 2005

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

The Registrant had 4,742,998 shares of Class A Common Stock, outstanding as of January 01, 2005.

11

PART 1.  FINANCIAL INFORMATION

Item1. Financial Statements

Cagle's, Inc. & Subsidiary Consolidated Balance Sheets

January 1, 2005 and April 3, 2004

(In Thousands, Except Par Value)

(Period 1/1/05 Unaudited)

	01/01/05	04/03/04
ASSETS ----------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents	$ 3,790	$ 11
Trade accounts receivable, less allowance for doubtful accounts	10,638	11,662
Inventories	19,664	19,329
Note receivable	250	1,000
Refundable income taxes, current portion	558	1,068
Other current assets	889	657
Total current assets	35,789	33,727

Investments in and receivables from unconsolidated affiliates	5,536	4,041
Property, Plant And Equipment, at cost:
Land	1,976	1,976
Buildings, machinery and equipment	98,848	101,466
Autos & trucks	4,599	4,639
	105,423	108,081
Less accumulated depreciation	(62,347)	(63,857)
Property, plant and equipment, net	43,076	44,224

OTHER ASSETS
Long-term refundable income taxes	2,390	2,390
Intangible assets, net	775	169
Deferred income taxes	6,866	11,892
Other assets	3,209	3,576
Total other assets	13,240	18,027
TOTAL ASSETS	$ 97,641	$ 100,019

LIABILITIES AND STOCKHOLDERS' EQUITY ---------------------------
CURRENT LIABILITIES:
Current maturities of long-term debt	$ 3,451	$ 2,921
Accounts payable	11,439	18,367
Accrued expenses	4,413	6,675
Deferred income taxes	2,237	2,237
Total Current Liabilities	21,540	30,200

Long-Term Debt	32,194	34,552
Other Noncurrent Liabilities	645	1,000

STOCKHOLDERS' EQUITY:
Common stock, $1 par value; 9,000 shares authorized, 4,744 shares
issued and 4,744 shares outstanding	4,744	4,744
Treasury stock, at cost	(80)	(80)
Capital in excess of par value	4,198	4,198
Retained earnings	34,400	25,405
Total Stockholders' Equity	43,262	34,267
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 97,641	$ 100,019

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary

Consolidated Statements of Income

For the 13 weeks and 39 weeks ended January 1, 2005

and the 14 weeks and 40 weeks ended January 3, 2004

(In Thousands, except per share data)

(Unaudited)

	13 Weeks	14 Weeks	39 Weeks	40 Weeks
	ended	ended	ended	ended
	01/01/2005	01/03/2004	01/01/2005	01/03/2004

Net Sales	$ 54,594	$ 82,648	$ 185,767	$ 240,430
Costs and Expenses:
Cost of Sales	51,715	98,132	164,412	250,233
Selling and Delivery	1,550	2,333	4,760	6,643
General and Administrative	1,503	3,093	4,469	7,825
Total costs and expenses	54,768	103,558	173,641	264,701

Operating income (loss)	(174)	(20,910)	12,126	(24,271)

Other Income(Expense):
Interest expense	(653)	(2,213)	(2,004)	(6,054)
Other Income, Net	65	(3,801)	736	(3,807)

Earnings or (Loss) Before equity in earnings of
unconsolidated affiliates and income taxes	(762)	(26,924)	10,858	(34,132)

Equity in earnings of unconsolidated affiliates	941	816	3,173	2,371
Income(Loss) before income taxes	179	(26,108)	14,031	(31,761)

Income Taxes Provision(Benefit)	64	(1,159)	5,036	(3,179)
Net Income(Loss)	$ 115	$ (24,949)	$ 8,995	$ (28,582)

Weighted Average Shares Outstanding
-Basic	4,743	4,747	4,743	4,747
-Diluted	4,743	4,747	4,743	4,747

Net Income(Loss) Per Common Share
-Basic	$ 0.02	$ (5.26)	$ 1.90	$ (6.02)
-Diluted	$ 0.02	$ (5.26)	$ 1.90	$ (6.02)
Dividends Per Common Share	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

11

Cagle's, Inc. & Subsidiary

Consolidated Statements of Cash Flows

For the 39 weeks ended January 01, 2005 and the 40 weeks ended January 3, 2004

(In Thousands) (Unaudited)

	01/01/2005	01/03/2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ 8,995	$ (28,582)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	2,921	9,768
Gain on sales of property, plant & equip.	(727)	(2)
Impairment of fixed assets held for sale	0	18,528
Changes in operating assets and liabilities:
Income from unconsolidated affiliates, net of distributions	(1,495)	(656)
Deferred Income Taxes (Benefit)	5,026	(3,320)
Accounts receivables, net	1,024	(1,345)
Income Tax Receivables	510	821
Inventories	(335)	808
Note receivable	750	0
Other current assets	(232)	(1,326)
Accounts payable	(6,928)	638
Accrued expenses	(2,262)	4,350
Other non-current liability	(355)	(159)
Total Adjustments	(2,103)	28,105
Net cash provided (used) by operating activities	6,892	(477)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant & equipment	728	3
Additions to property, plant, and equipment	(1,728)	(257)
(Increase) decrease in Other Assets	367	0
Net cash provided (used) by investing activities	$ (633)	$ (254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital lease obligations	(13,644)	0
Proceeds from issuance of long-term debt	11,816	646
Payment of deferred financing costs	(652)	0
Net cash provided (used) by financing activities	(2,480)	646
NET INCREASE (DECREASE) IN CASH	$ 3,779	$ (85)

CASH AT BEGINNING OF PERIOD	11	100
CASH AT END OF PERIOD	$ 3,790	$ 15

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	2,019	5,459
Income Taxes (Refunded), Paid	255	0

The accompanying notes are an integral part of these consolidated financial statements.

11

Cagle's, Inc. & Subsidiary

Notes to Consolidated Condensed Financial Statements

January 01, 2005

1. Basis of Presentation

Interim Period Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and Subsidiary (the "Company") as of January 01, 2005 and April 3, 2004 and the results of their operations for the 13 and 39 weeks ended January 01, 2005 and the 14 and 40 weeks ended January 3, 2004. Results of operations for the 13 and 39 weeks ended January 01, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending April 2, 2005.

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

2.  Computation of net income per share

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks	14 Weeks	39 Weeks	40 Weeks
	ended	ended	ended	Ended
	01/01/2005	01/03/2004	01/01/2005	01/03/2004
Net Income(Loss)	$ 115	$ (24,949)	$ 8,995	$ (28,582)

Weighted Average Shares Outstanding
-Basic	4,743	4,747	4,743	4,747
-Diluted	4,743	4,747	4,743	4,747

Net Income(Loss) Per Common Share
-Basic	$ 0.02	$ (5.26)	$ 1.90	$ (6.02)
-Diluted	$ 0.02	$ (5.26)	$ 1.90	$ (6.02)
Dividends Per Common Share	$ -	$ -	$ -	$ -

3.  Investments in Unconsolidated Affiliates

The Company accounts for its investments in its unconsolidated affiliates using the equity method.  The Company's share of earnings from these affiliates totaled $941 for the 13 weeks ended January 01, 2005, and $816 for the 14 weeks ended January 3, 2004. The Company's share of earnings from these affiliates totaled $3,173 for the 39 weeks ended January 01, 2005, and $2,371 for the 40 weeks ended January 3, 2004.

4.  Other Non-Recurring Activities

During the 39 weeks ended January 01, 2005 the Company received $12 thousand as recovery in a lawsuit involving vitamin manufacturers and a class action settlement involving methionine manufactures. During the 40 weeks ended January 3, 2004 the Company received $1.8 million as recovery in a lawsuit involving vitamin manufacturers and a class action settlement involving methionine manufactures. This represents recovery of overcharges for ingredients of poultry feed and as such was recorded as a credit to cost of sales.

11

5. Inventories consisted of the following:

    (In Thousands)

	January 01, 2005	April 3, 2004
Processed Poultry	$ 4,256	$ 2,918
Live Poultry–Broilers & Breeders	11,659	12,762
Feed, Eggs, and Medication	2,790	2,881
Supplies	959	768
	$ 19,664	$ 19,329

6. Discontinued operations

The following table details effects of discontinued operations on the previous period’s Income Statement as adjusted to remove effects of discontinued operations.

	As Reported	As Adjusted	As Reported	As Adjusted
	14 wks ended	14 wks ended	40 wks ended	40 wks ended
	01/03/2004	01/03/2004	01/03/2004	01/03/2004
Net Sales	$ 82,648	$ 53,072	$ 240,430	$ 153,286
Costs and Expenses:
Cost of Sales	98,132	50,817	250,233	139,978
Selling and Delivery	2,333	1,903	6,643	5,604
General and Administrative	3,093	2,274	7,825	6,284
Total costs and expenses	103,558	54,994	264,701	151,866

Income or (Loss) From Operations	(20,910)	(1,922)	(24,271)	1,420

Other Income(Expense):
Interest expense	(2,213)	(822)	(6,054)	(1,890)
Other Income, Net	(3,801)	(453)	(3,807)	(460)

Earnings or (Loss) Before equity in earnings of
unconsolidated affiliates and income taxes	(26,924)	(3,197)	(34,132)	(930)

Equity in earnings of unconsolidated affiliates	816	816	2,371	2,371
Income(Loss) before income taxes	(26,108)	(2,381)	(31,761)	1,441

Income Taxes Provision (Benefit)	(1,159)	(857)	(3,179)	519
Net Income(Loss)	$ (24,949)	$ (1,524)	$ (28,582)	$ 922

Weighted Average Shares Outstanding
-Basic	4,747	4,747	4,747	4,747
-Diluted	4,747	4,747	4,747	4,747

Net Income (Loss) Per Common Share
-Basic	$ (5.26)	$ (0.32)	$ (6.02)	$ 0.19
-Diluted	$ (5.26)	$ (0.32)	$ (6.02)	$ 0.19
Dividends Per Common Share	$ -	$ -	$ -	$ -

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

11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

January 01, 2005

The disclosures in this quarterly report are complementary to those made in the company’s 2004 annual report on Form 10-K.

Results of Operations

Reference below recap of key statistical variances, where the “as reported” columns recap results for the current 13 week period and 39 week period ended January 01, 2005 as compared to reported results for the 13 week and 40 week period ended January 3, 2004. The “as adjusted” columns remove from the as reported, the effect of the sale of the Perry, Ga. complex and compare the same quarterly and year to date periods.

	As Reported	As Adjusted	As Reported	As Adjusted
	a year ago	a year ago	a year ago	a year ago
	compared to	compared to	compared to	compared to
	current period	current period	YTD period	YTD period
	% Change	% Change	% Change	% Change
Sales Tonnage	(31)%	5%	(34)%	1%
Sales Dollars	(34)%	3%	(23)%	21%
Total Costs and Expenses	(47)%	(0.4)%	(34)%	14%

   (As Adjusted column numbers are adjusted to eliminate from As Reported column the effect of the sale of a complex in the previous year)

Net sales for the third quarter of fiscal 2005 were $54.6 million compared with $53.0 million for the same period, as adjusted a year ago, an increase of 3%. For the quarter, net income improved to $.12 million or $.02 per diluted share as compared to a loss of $1.5 million or $(.32) per diluted share for the third quarter of fiscal 2004, as adjusted a year ago. Tonnage sold increased by 5% for the third quarter 2005 as compared with the adjusted third quarter 2004, as we continue to move towards full capacity of our processing facilities. Our facilities are currently operating at 94.5% of capacity.

Net sales for the 39 weeks ended January 1, 2005 were $185.8 million compared with $153.3 million for the 40 weeks, as adjusted, ended January 3, 2004. Net income for the 39 weeks ended January 1, 2005 totaled $8.99 million or $1.90 per diluted share as compared to $.92 million or $.19 per diluted share as adjusted for the 40 weeks ended January 3, 2004.

Market prices for poultry products reached record levels during the first quarter of fiscal 2005 but have since fallen dramatically. The market price for boneless breast for the third quarter of fiscal 2005 averaged $1.34 as compared with  the first six months of 2005 average of $2.12 per pound. Overall revenue per pound for the Company’s product for the third quarter of fiscal 2005 was $.67 as compared to $.65 for the same period of fiscal 2004. Revenue per pound for the first nine months of fiscal 2005 was $.76 compared to $.65 for the same period of fiscal 2004. Current markets have risen  with boneless breast averaging $1.66 and the Companies average revenue per pound is in the mid $.70’s level.

Cost of sales for the 13 weeks ended January 1, 2005 increased 2% as compared with the adjusted 14 weeks ended January 3, 2004, from $50.8 million to $51.7 million. For the 39 weeks ended January 1, 2005, cost of sales increased to $164.4 million, or 17%, from $139.9 million for the 40 weeks ended January 3, 2004. Feed ingredient prices for broilers processed the 39 weeks ended January 1, 2005 increased 16% compared to the 40 weeks ended January 3, 2004. Current feed prices are down 4% from the third quarter of 2004 and are expected to remain low for the remainder of this fiscal year. In addition, during the 13 weeks and 40 weeks ended January 1, 2005 the Company received $12 thousand as recovery in a lawsuit involving vitamin manufacturers and a class action settlement involving methionine manufacturers. During the 13 weeks ended January 3, 2004 the Company received $1.81 million as recovery in a lawsuit involving vitamin manufacturers and a class action settlement involving methionine manufacturers. During the 40 weeks ended January 3, 2004, the Company received $1.87 million as recovery in a lawsuit involving vitamin manufacturers and a class action settlement involving methionine manufacturers.

Financial Condition

As of January 01, 2005, the Company's working capital was $14.2 million and its current ratio was 1.66 to 1. The Company’s working capital at April 03, 2004 was $3.5 million and its current ratio was 1.12 to 1. The Company has spent $1.7 million on capital projects in the first nine months of fiscal 2005. We believe that our cash flow provided by operations will be adequate to cover our fiscal 2005 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our credit facilities or operating leases.

On December 20, 2004, Cagle’s, Inc. and its wholly owned subsidiary Cagle Farms, Inc. (the "Company") refinanced certain existing loans by entering into a Syndicated Line of Credit, Term Loan and Security Agreement (the "Agreement") with an agricultural credit association (“the Association"), and a bank, establishing a $7 million two-year term loan (“Term Loan”) and a $15 million two-year revolving credit facility (the "Facility").  The amount that may be borrowed from time to time under the Facility is further restricted to certain percentages of the value of certain inventory and receivables of the Company.

Under the terms of the Term Loan, the Company will make monthly installment payments of $116.7 thousand with a balloon payment, representing the Term Loan balance, due on the maturity date. The outstanding principal balance under the Term Loan shall bear interest at the 90-day LIBOR rate published by The Wall Street Journal plus 4.5%. The outstanding principal balance must be paid in full twenty four months after the closing date of the Term Loan, but the Company may request a twelve month extension of the maturity date after the end of each fiscal year.

Under the terms of the facility, the Company may request advances or make payments of principal from time to time in increments of $50 thousand to finance working capital needs and stand-by and documentary letters of credit. The outstanding principal balance under the Facility shall bear interest at the 90-day LIBOR rate published by The Wall Street Journal plus 4.0%. The outstanding principal balance must be paid in full twenty four months after the closing date of the Facility, but the Company may request a twelve month extension of the maturity date after the end of each fiscal year. The Company's obligations under the Agreement are secured by liens on substantially all the Company's assets.

The Agreement contains customary conditions precedent to any draw down under the Facility and customary covenants, including minimum tangible net worth and maximum leverage ratios. The Company's obligations under the Credit Agreement may be accelerated upon the occurrence of customary events of default, including, among others, failure to make payments of principal or interest or other fees and expenses due under the Facility; failure to comply with covenants and conditions contained in the Credit Agreement; breaches or defaults under any other document or agreement entered into in connection with the Facility; defaults under certain other indebtedness or certain bankruptcy-related events of default. The Agreement prohibits the Company from paying dividends in cash or property (other than stock in the Company).

Selling, Delivery and Administrative Expenses

As a group, these expenses decreased 44% for the 13 weeks, and 36% for the 39 weeks, ended January 1, 2005 versus actual reported numbers for the 13 and 40 weeks ended January 3, 2004; after adjusting the 13 and 40 weeks ended January 3, 2004 for the complex disposition these expenses decreased 27% for the 13 weeks and 22% for the 40 weeks. Major reductions were generated by reductions in payroll, commissions, professional and bank fees.

Interest Expense

Interest expense decreased 70% for the 13  weeks, and 67% for the 39 weeks, ended January 1, 2005 versus the 13 and 40 weeks ended January 3, 2004. This is reflective of decreased borrowings and lower interest rates than a year ago.

Other Income

During the 13 weeks and 39 weeks ended January 1, 2005, the Company had no non-recurring activity. During the 13 ended January 3, 2004 the Company received $1,816 as recovery in a lawsuit involving vitamin manufacturers and a class action settlement involving methionine manufacturers. During the 40 ended January 3, 2004 the Company received $1,874 as recovery in a lawsuit involving vitamin manufacturers and a class action settlement involving methionine manufacturers.

Equity in Earnings of Unconsolidated Affiliates

The Company's interest in earnings of unconsolidated affiliates was $941 for the 13 weeks and $3,173 for the 39 weeks ended January 1, 2005. These earnings reflect a 15% increase for the 13 weeks and a 34% increase for the 39 weeks as compared to the 40 weeks of January 3, 2004. These increases resulted from a greater volume of production and related sales by the Company’s joint venture.

Income Taxes

The provision for income taxes reflects the Company's estimated liability for income taxes net of any credits to which the Company may be entitled. The Company has net operating loss carryforwards which have resulted in a net deferred tax asset. The Company has classified this income tax benefit as a non-current tax asset in anticipation of application of loss carry forwards in future periods.

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

For the June 22, 2001 suit, Summary Judgment was granted in favor all defendants during Fiscal Year 2004 and the Plaintiff appealed the summary judgment ruling.  Subsequent to the end of Fiscal 2004, the Court of appeals dismissed the Plaintiff's appeal as lacking jurisdiction because final judgment had not been rendered by the trial court.  After this dismissal, the trial court subsequently entered final judgment and the Plaintiff filed a new appeal, but that appeal was dismissed when Plaintiff's original appeal was reinstated by the Court of Appeals.  The Company intends to vigorously defend the reinstated appeal.

With regard to the case filed on June 15, 2001, summary judgment was entered in favor of Cagle's, Inc. and Cagle's Farms, Inc. during fiscal year 2004.  Subsequent to the end of Fiscal 2004, summary judgment in the case was ultimately entered in favor of all defendants and the Plaintiff filed a notice of appeal.  The Company intends to vigorously defend this appeal.

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

(b) Reports on Form 8-K filed during the three months ended January 01, 2005

1. The Company filed an 8-K on November 4, 2004, to furnish a press release announcing its results of operations for the second quarter of 2005.

2. The Company filed an 8-K on December 21, 2004, to furnish details of a new loan facility.

No other reports on Form 8-K were filed during the third quarter of ended January 01, 2005.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  02/11/05

/s/   J. Douglas Cagle                   /s/ Mark M. Ham IV

Chairman and C.E.O.                      Chief Financial Officer

11