Form 10-K
period 2005-04-02
CAGLES INC
filed 2005-06-30
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended                   April 02, 2005                 or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _________________

         COMMISSION FILE NUMBER:       1-7138                                                 .

CAGLE'S, INC.

 (Exact Name Of Registrant As Specified In Its Charter)

GEORGIA                                            58-0625713

(State Of Incorporation)               (I.R.S Employer Identification No.)

2000 HILLS AVE., NW, ATLANTA, GA.                   30318

(Address Of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:        (404) 355-2820               .

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                   Title of each class                               Name of exchange on which registered

            CLASS A COMMON STOCK                         AMERICAN STOCK EXCHANGE        .

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

               None                                                                                                                                 .

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.      X   YES    ___ NO

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (§ 229.405 OF THIS CHAPTER)  IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.    X    .

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12B-2 OF THE ACT).

    ___ YES        X    NO

STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES  COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY WAS LAST SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH COMMON EQUITY, AS OF THE LAST BUSINESS DAY OF THE REGISTRANT’S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.

  $   22,757,661.63    (based on $12.99 per share closing price on October 01, 2004)    .

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

   Class A Common Stock at $1.00 par value                                                       .

   4,742,998 shares at $1.00 par value                                                                 .

DOCUMENTS INCORPORATED BY REFERENCE:

  Parts of the following documents are incorporated by reference in Part III of this form 10-K report:

  1) proxy statements for registrant's 2005 annual meeting of shareholders-      Items 10, 11, 12, 13, and 14.

CAGLE'S, INC.

PART I

Item 1:  Business

Cagle's, Inc. (the "Company"), which began business in 1945 and was first incorporated in Georgia in 1953, and its wholly owned subsidiary (Cagle's Farms, Inc., formerly Strain Poultry Farms, Inc.) produce, market, and distribute a variety of fresh and frozen poultry products.  The vertically integrated operations of the Company consist of breeding, hatching, and growing of chickens; feed milling; processing; further processing; and marketing operations.  The Company's products are sold to national and regional independent and chain supermarkets, food distributors, food processing companies, national fast-food chains, and institutional users, such as restaurants, schools, and distributors, by the Company's sales staff located in Atlanta, Georgia, and through brokers selected by the Company.

Dispositions

The Company demolished a non-operating feed mill in Dalton, Ga. during the year ended April 2, 2005.

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

The Company currently processes approximately 2,000,000 birds per week in its two processing plants. Of the Company's total production, approximately 600,000 head per week are deboned.

The complete cycle for growing broilers begins with the placement on a farm of a day-old breeder chick.  This bird is reared for 25 weeks, at which time it begins to produce hatching eggs.  The breeder produces eggs for approximately 40 weeks.  These eggs are set in the Company's hatchery, and in three weeks, a baby chick is hatched.

The day-old broiler chick is placed on a farm where it will grow for five to seven weeks depending upon the size of bird desired, at which time it is transported to the processing plant for slaughter.  A significant investment in field inventories is required to support the Company's operating cycle.

All feed for all flocks is produced in a feed mill owned by the Company. The Company's goal is to add value to all of its birds. This value-added product can take the form of seasoned deli products, deboned breast and thigh meat, cut-up marinated raw breaded chicken, fast-food cuts, IQF (individually quick frozen) products, and mechanically deboned chicken meat.

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

Employees and Labor Relations

The Company employs approximately 1,975 persons of whom approximately 38% are covered by a collective bargaining agreement which will expire in the upcoming year.  The Company believes its relationship with the bargaining groups and other employees is good.

Seasonal Variations in Business

The seasonal demand for the Company's products is highest during the late spring and summer months and is normally lowest during the winter months.

Major Customers

Sales to the Company's largest customer represents 11%, 13%, and 17%, of net sales during fiscal 2005, 2004, and 2003, respectively. The Company also had sales in 2005 to another customer which represented 10% of net sales.

Backlog

The Company had no material backlog of orders existing as of April 02, 2005.

Competition

The Company is a leading regional integrated poultry processor.  The Company's products compete in the marketplace with comparable products of approximately ten national and regional producers in the areas of quality, service, and price.  The Company believes its flexibility and accessibility are positive factors enhancing the Company's competitive position.

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

Item 2:  Properties

Production and Facilities

Breeding and Hatching

The Company supplies its broiler chicks by producing all of its own hatching eggs from breeder flocks owned by the Company.  These breeder flocks are maintained on 50 contract grower farms.  In addition, the replacement breeder pullets are maintained on 18 contract grower farms where the breeders are reared from one day old to approximately 21 weeks old and then moved to the breeder farm where they begin to produce eggs at about 25 weeks of age.  These farms are located in north Georgia and Tennessee.

The Company owns a hatchery located in Dalton, Georgia, at which eggs are incubated and hatched.  This is a continuous process and requires 21 days to complete.  After the chicks are removed from the incubator, they are vaccinated against disease and moved by an environmentally controlled vehicle, to the Company's grow-out farms.

The hatchery has an aggregate capacity of 2,425,000 chicks per week.

Grow-Out

The Company places its broiler chicks on approximately 160 contract grower farms.

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

Feed Mill

The Company owns a feed mill in Rockmart, Georgia which has production capacity of over 15,000 tons per week which can be increased to 20,000 tons per week with additional equipment.

Processing

As the broilers reach the desired processing weight, they are removed from the houses and transported by Company trucks to a processing plant. The processing plants are located in Pine Mountain Valley, Georgia; and Collinsville, Alabama.  The Collinsville plant can process up to 18,600 birds per hour.  The Pine Mountain plant has the capacity to process 10,800 birds per hour.

Further Processing and Deboning

The Company has a stated goal of marketing the majority of its product as value-added product.  This is accomplished by cutting the product into parts or fast-food cuts, deboning, marinating and breading, and converting into other convenience-type products. Currently, further processing and deboning are conducted at the Collinsville, Alabama, and Pine Mountain Valley, Georgia plants.

Freezer Storage

The Company's facilities located in Atlanta, Georgia; Collinsville, Alabama; and Pine Mountain Valley, Georgia; have freezer storage facilities with aggregate capacity of approximately 14,000,000 pounds of frozen product. The Company utilizes outside storage services as needed to supplement its own freezer capacity.

Local Distribution

As an extension of the Company’s sales division, local distribution is operated from warehouse facilities in Atlanta, Georgia and Collinsville, Alabama, and are designed to provide storage and delivery service for those customers.

Significant Unconsolidated Subsidiaries

In November 1997, a poultry company was formed as a joint venture in Kentucky by the Company and an unrelated third party, with the Company owning a minority membership interest.  On April 30, 2002, the Company sold its interest in another joint venture in Camilla, Georgia and its interest in a grower financing credit company for $50,000,000, and in December, 2002 sold its interest in a rendering company for $6,736,642.

Executive Offices

The Company's executive offices are located in a company owned facility at 2000 Hills Avenue, NW, Atlanta, Georgia.

All of the properties described above are in good condition and are adequate for their stated uses.

Item 3:  Legal Proceedings

Two suits were filed in the U.S. District Court for the Middle district of Georgia on June 15, 2001 and June 22, 2001 against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV LLC d/b/a Cagle-Keystone Foods. These two suits were brought by different contract growers seeking unspecified damages and alleging the defendants misrepresented certain facts regarding profitability and cash flow as an inducement to their becoming contract producers.  During fiscal year 2004, Summary Judgment was granted in both cases in favor of all defendants.  Both cases were appealed.  The appeal in one case was dismissed on April 5, 2005.  The other appeal is still pending.

Other than those actions listed above, the Company is routinely involved in various lawsuits and legal matters on an ongoing basis as a result of day to day operations; however, the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company or its business.

Item 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter of fiscal 2005.

PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters

The Company’s common stock is listed and principally traded on the American Stock Exchange, ticker symbol CGLA. As of April 2, 2005, there were 214 stockholders of record of the Company’s Class A common stock. Under current loan agreements, issuance of dividends must be consented to by debt holders.

Quarterly dividend data and market highs and lows for the past two years were:

	Fiscal 2005	Fiscal 2005	Fiscal 2005	Fiscal 2004	Fiscal 2004	Fiscal 2004
	Dividend	High	Low	Dividend	High	Low
Quarter:
First	$0	15.75	8.25	$0	5.99	4.51
Second	0	17.10	12.15	0	8.55	4.25
Third	0	13.20	8.60	0	8.92	6.20
Fourth	0	16.15	8.70	0	10.10	7.43

Item 6:  Selected Financial Data

Five Year Selected Financial Data
(In Thousands, Except Per Share Data)
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 2, 2005	April 3, 2004	March 29, 2003	March 30, 2002	March 31, 2001
-------------------------------------	--------------	--------------	-------------	--------------	------------
OPERATING RESULTS:
Net sales ......................	$246,343	$304,507	$313,800	$353,792	$279,671
Costs & expenses .......	230,366	327,712	344,297	375,557	303,819
Operating income (loss) .	15,977	(23,205)	(30,497)	(21,765)	(24,148)
Interest expense ............	(2,649)	(7,018)	(8,156)	(9,852)	(5,624)
Other income, net .........	4,678	(544)	16,323	12,171	12,232

Income (loss) before income taxes ..	18,006	(30,767)	(22,330)	(19,446)	(17,540)
Provision (benefit)
for income taxes ........	6,467	(13,042)	(9,058)	(12,485)	(8,491)
Net income (loss) ..........	$11,539	($17,725)	($13,272)	($6,961)	($9,049)
FINANCIAL POSITION:
Working capital (deficit) .........	$11,210	$3,527	($49,235)	$14,324	$21,705
Total assets .................	94,292	100,019	171,777	239,951	245,502
Long-term debt and
capital lease obligations ..................	26,534	34,552	23,479	114,885	115,429
Stockholders’ equity......	45,806	34,267	51,992	64,397	72,203
PERFORMANCE
PER COMMON SHARE:
Net income (loss):
Basic .............................	$2.43	($3.74)	($2.80)	($1.47)	($1.91)
Diluted ..........................	$2.43	($3.74)	($2.80)	($1.47)	($1.91)
Dividends ......................	–	–	–	–	0.09
Book value at the end of the year..	9.66	7.22	10.96	13.58	15.23

Average number of common shares outstanding:
Basic .....................	4,743	4,743	4,743	4,741	4,742
Diluted ..................	4,743	4,743	4,743	4,741	4,742

Notes to selected financial data:

Fiscal year 2005

Revenues declined by 19% as compared to 2004, but increased 29% when adjusting 2004 for the sale of the Perry complex. This increase can be attributed to an increase in tonnage at our remaining facilities and higher market prices in the first half of 2005.

Debt was reduced by $7.5 million in 2005, this with the reduction of $48 million in debt in the fourth quarter of 2004, reduced interest expense by $4.4 million for the year.

Selling and delivery expenses decreased by 20%, or 6% when adjusting 2004 for the sale of the Perry complex. This decrease reflects reductions in payroll costs, rental expenses, outside storage cost and commission expenses, which overshadowed increases in freight and fuel costs.

General and administrative expenses decreased by 31%, or 23% when adjusting 2004 for the sale of the Perry complex. This decrease reflects reductions in payroll costs, legal fees, and professional expenses.

The Company’s share of earnings of unconsolidated affiliates increased by 22% due to the affiliates’ increases in volumes processed.

Fiscal year 2004

Revenues declined by 3.0% as compared to 2003 and can be attributed to lower tonnage sold because of the sale of the Perry plant and the closing of a shift at another processing plant.

The Company’s share of earnings of unconsolidated affiliates declined by $1.1 million as a result of the closure and sale of assets of Franklin Poultry Equipment, LLC in October 2003. The Company’s share of earnings was reported in this classification until the month of sale.

The Company acquired a new $20 million credit facility in fiscal 2004, and in the process retired $60 million of short term debt.

Inventories and accounts receivables were reduced by $10 million in fiscal 2004 which increased working capital of the Company.

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

Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Cagle’s Inc., our operations, and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes (“Notes”).

General

We are in a highly stratified industry with the top five producers accounting for 59% of poultry production in this country and the next twenty accounting for 36% (Source: Watt Publishing). Our Company currently produces ready to cook product of 6.7 million pounds per week, placing it in the top twenty-five integrated broiler companies ranked by ready to cook pounds. Cagle’s produces a product which differentiates itself from the average broiler company; as industry live weights approach 6 pounds per head, our birds weigh approximately 4 pounds per head. While this difference impacts the fixed cost per unit at our operations, we believe it serves our Company by allowing us to compete for a value added customer profile, namely the fast-food, institutional, and deli markets. We believe that this is a market segment that we excel in and can provide our customers with distinctive, quality product to fit their needs at margins necessary to offset the higher cost per unit brought about by the smaller live weight.

In fiscal year 2006, we will invest capital to improve our facilities’ ability to address our targeted market with new sizing equipment and automated further processing lines as we transition our Pine Mountain Valley plant from a large bird deboning facility to a plant with a product mix closely resembling that of our Collinsville operation. Having both plants on the small bird programs allows us to better service the aforementioned market segments which will be almost entirely value added. This market segment, in general, utilizes forward pricing agreements which will have a stabilizing impact to revenues over extended periods of time.

Industry breeder placements continue to remain conservative with a projection of steady increases of 1% to 1.5% per year for the next three years. Broiler supply for 2004 increased by 4% to 34.06 billion pounds and projections are for a growth of 2.8% for 2005. At this time, the corn crop is nearing fully planted with an increase in acreage of .5 million acres and a projected crop (using historical yields) of 10.8 billion bushels. June 2005 corn stocks are estimated at 4.355 bbu as compared with June 2004 stocks of 2.969 bbu. In all, the corn market remains burdened with hefty old crop supplies and a bearish supply outlook for the coming year. Soybean acreage is estimated to be 73.9 million acres or

1.3 million acres below last year, but with current projections, projected ending stocks are 1.8% greater than last year. If all goes as anticipated, our country’s farmers will once again provide excellent feed ingredient values for our industry needs.

Our Company’s balance sheet continues to strengthen as we utilized cash flow to reduce debt by $7.5 million dollars, enabling us to close fiscal 2005 with our revolving credit facility untapped.  Banking relationships are excellent, and we will remain fiscally conservative as our operations adjust their production lines to our desired product mix. Our employee benefit programs have been revitalized, providing disability programs, as well as improved retirement planning options under the Company sponsored 401-K plan. We look forward to continued profits for the upcoming fiscal year, given today’s markets and input cost, as we continue to narrow our focus on the Company’s customers, vendors, and employees.

Year 2005 compared to 2004

The Company had available $14 million in established lines of credit as of April 2, 2005 versus $3 million in availability as of April 3, 2004. Debt was reduced by $7.5 million in 2005; this, with the reduction of $48 million in debt in the fourth quarter of 2004, reduced interest expense by $4.4 million for the year, as compared to 2004.

Revenues declined by 19% as compared to 2004, but increased 29% when adjusting 2004 for the sale of the Perry complex. This increase can be attributed to an increase in tonnage at our remaining facilities and higher market prices in the first half of 2005.

Gross margins were 11.9% for 2005 as compared to a negative 1.7% in 2004. Fiscal 2005 and 2004 gross margins were both impacted by settlements received by the Company as a result of litigation involving manufacturers of vitamins utilized in the feeding of our live birds in the amounts of $43 thousand and $2.2 million, respectively. When these settlements are removed, the gross margins are 11.9% for 2005 and a negative 2.4% for 2004. The improvement from 2005 to 2004 is due primarily to increased utilization of facilities, and to the increase in the Company’s average selling price.

The Company has increased the capacity of its hatchery, through an addition to the existing building. At April 2, 2005, $3.3 million had been expended of the $4 million projected total cost, which has been funded through cash flow. This addition will increase our hatchery capacity by 26%.

Finished feed costs averaged 6% lower than the previous year. Old crop grain stocks remain high and USDA projections estimate an increase in 2005 ending grain stocks. Weather, the threat of asian rust fungus in soybeans, and market plays by nonusers of grain can swing grain prices, even with abundant supplies.

Selling and delivery expenses decreased by 20%, as compared to 2004, or 6% when adjusting 2004 for the sale of the Perry complex. This decrease reflects reductions in payroll costs, rental expenses, outside storage cost, and commission expenses, which overshadowed increases in freight and fuel costs.

General and administrative expenses decreased by 31%, as compared to 2004, or 23% when adjusting 2004 for the sale of the Perry complex. This decrease reflects reductions in payroll costs, legal fees, and professional expenses.

Interest Expense

Interest expense for 2005 was 62% lower than for 2004, resulting from lower debt levels throughout the year.

Other Income

Other income is primarily from payments received in 2005 for sales of assets in previous years, for which the income was deferred until received.

Equity in earnings of unconsolidated affiliates

The Company’s share of earnings of unconsolidated affiliates increased by 22% as compared to 2004, due to the affiliates’ increases in volumes processed.

Income taxes

The Company records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The Company has recorded increased income tax expense associated with increased profitability. The Company has state tax credit carry forwards of approximately $10,711 which are available to reduce income taxes through 2015. Realization of future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry forward period. Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for $4,150 associated with the tax credit carry forwards.

Year 2004 compared to 2003

Revenues declined by 3.0% as compared to 2003 and can be attributed to lower tonnage sold because of the sale of the Perry plant and the closing of a shift at another processing plant. The Company’s selling price averaged 12.25% higher for 2004.

Gross margins were a negative 1.7% for 2004 as compared to a negative 4.0% in 2003. Fiscal 2004 and 2003 gross margins were both impacted by settlements received by the Company as a result of litigation involving manufacturers of vitamins utilized in the feeding of our live birds in the amounts of $2.2 and $6.7 million, respectively. When these settlements are removed, the gross margins are a negative 2.4% for 2004 and a negative 6.1% for 2003. The improvement from 2003 to 2004 is due primarily to the increase in the Company’s average selling price as mentioned in the above paragraph.

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

Interest Expense

Interest expense for 2004 was 14.0% lower than for 2003, resulting from lower debt levels throughout the year. Interest rates, however, were higher due to increased rates imposed by lenders during the credit facility extension periods.

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

Year 2003 compared to 2002

Revenues declined by 11.3% as compared to 2002 and can be attributed to $9 million of outside feed sales that were included in 2002 (non-recurring), market prices that averaged 3.9% higher but still remained at historic low averages: boneless thigh meat was 24.8% lower, wings were 38.75% lower, boneless skinless breast was lower than a year ago, and 2% less tonnage was sold as production was reduced due to the depressed market situation in the industry.

Gross margins were a negative 4.0% for 2003 as compared to negative .89% in 2002. Gross margin for 2003 was impacted by $6.7 million recovery in a lawsuit involving a vitamin manufacturer and adjusted for this recovery, gross margin would have been negative 6.1%. Selling, delivery, and general administrative expenses as a group decreased by 3.6% and as a category general and administrative expenses decreased by 1.8% and is due to increases in the cash surrender values of life insurance policies. These increases are offset by fees charged by the bank group for extension of credit facilities and consulting fees for monitoring services required by the banks and for services exploring replacement financing. Legal and professional expenses were also a major factor in 2003.

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

Income taxes

The Company has classified the income tax benefit as a reduction of its non-current tax liability in anticipation of application of loss carry forwards in future periods.

Financial condition & liquidity

The retirement of $7.5 million in debt in 2005, the generation of a net profit of $11.5 million in 2005, and the retirement of $48 million in debt in 2004 greatly increased the Company’s liquidity “cash flow.” The Company had available (unused) $14 million in established lines of credit as of April 2, 2005.

Analysis of cash flows

For the year ended April 2, 2005, the Company provided cash from operating activities of $11,783, due primarily to the generation of pre-tax income in the amount of $18,006.

For the year ended April 3, 2004, the Company provided cash from operating activities of $4,642. The net loss of $17,725 was affected by non-cash charges of depreciation, amortization, and impairment loss associated with the Perry plant totaling $29,238. Additionally, deferred income taxes, gains on sale of equipment, and income from unconsolidated affiliates impacted the effects of net loss on cash flows by a negative $12,855.

For the year ended March 29, 2003, the Company used cash in operating activities of $10,727, non-cash gains of $8,841 impacted the net loss of $13,272, primarily due to a gain on the sale of an unconsolidated affiliate.

Cash flows provided by (used in) investing activities were $(2,803), $43,321, and $50,273 for the fiscal years 2005, 2004, and 2003, respectively. The increase in cash used in investing activities for fiscal 2005, when compared to fiscal 2004, is primarily due to the acquisition of property, plant and equipment. The decrease in cash provided by investing activities for fiscal 2004 is reflective of the sale of property, plant, and equipment when compared to the increase in fiscal 2003, which reflects the proceeds from the sale of unconsolidated affiliates.

Cash flows used in financing activities were $8,114, $48,052 and $39,537 for the fiscal years 2005, 2004 and 2003, respectively. Cash used in financing activities for fiscal 2005, 2004 and 2003 reflects the retirement of long-term debt.

Tabular disclosure of contractual obligations

Contractual obligations at April 2, 2005 were as follows:

Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
……………………………………………..	……………….	………………	…………….	…………….	……………….
Long Term Debt Obligations	$ 30,010	$ 3,476	$ 9,806	$ 5,021	$ 11,707
Capital Lease Obligations	–	–	–	–	–
Operating Lease Obligations	1,333	575	399	359	–
Purchase Obligations	_	_	–	–	–
Other Long-Term Liabilities	–	–	–	–	–
Total	$ 31,343	$ 4,051	$ 10,205	$ 5,380	$ 11,707

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

Revenue Recognition.

The Company recognizes revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed and determinable, and collectibility is reasonably assured. Revisions to these estimates are charged to income in the period in which the revision becomes known, and historically have not been material.

Allowance for Doubtful Accounts.

 We maintain allowances for doubtful accounts reflecting estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on management’s review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Due to the nature of the industry and the short-term nature of these accounts, there have not been material revisions in these estimates of management.

Inventories.

Live bird and hatching egg inventories are stated at cost and breeder hens are stated at cost, less accumulated amortization, consistent with industry standards. The costs associated with breeder hens are accumulated up to the production stage and amortized over the productive lives using the unit-of-production method. Finished poultry products, feed, and other inventories are stated at the lower of cost or market. We record valuations and adjustments for our inventories and for estimated obsolescence at or equal to the difference between the cost of the inventories and the estimated market value based upon known conditions affecting the inventories’ obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products. We allocate meat costs between our various finished poultry products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts, which are carried in inventories at the estimated recovery amounts, with the remaining amount being reflected at cost or market, whichever is lower. Management monitors markets and the industry to ensure that its live inventory and finished inventory cost estimates are properly reflected. The Company has not experienced material revisions to its inventory costs.

Property, Plant and Equipment.

In fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 144). As a result, the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) future cash flows estimates expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations, and estimated salvage values, and (ii) estimated fair market value of the assets. The adoption of SFAS 144 did not have a material effect on the consolidated financial statements.

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

Income Taxes.

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We review the recoverability of any tax assets recorded on the balance sheet, primarily operating loss carry forwards, based on both historical and anticipated earnings levels of operations and provide a valuation allowance when it is more likely than not that amounts will not be recovered.

New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement No. 123R “Share-Based Payment”, as amended, which revised Statement No. 123, “Accounting for Stock-Based Compensation” and superceded APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company currently does not believe that the adoption of Statement No. 123R will have a material impact on the consolidated  financial statements.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” which amended the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”.  In addition, this statement requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities.  The Company currently does not believe that the adoption of SFAS No. 151 will have a material impact on the consolidated financial statements.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

Risk Factors

Industry cyclicality can affect our earnings, especially due to fluctuations in commodity prices of feed ingredients and chicken.

Profitability in the chicken industry is materially affected by the commodity prices of chicken and feed ingredients, which are determined by supply and demand factors, which result in cyclical earnings fluctuations. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the United States and foreign governments. In particular, weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow chickens, and deliver products. High feed ingredient prices have had a material adverse effect on our operating results in the past. We periodically seek, to the extent available, to enter into advance purchase commitments for the purchase of feed ingredients in an effort to manage our feed ingredient costs. The use of such instruments may not be successful.

Leverage.

Our indebtedness could adversely affect our financial condition. We presently have, and expect to continue to have, an amount of indebtedness. Our indebtedness could have important consequences to stockholders. For example, it could: increase our vulnerability to general adverse economic conditions; require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and for other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds, and failing to comply with those covenants could result in an event of default or require redemption of indebtedness. Either of these events could have a material adverse effect on us. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future, which is dependent on various factors. These factors include the commodity prices of feed ingredients and chicken and general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

Additional Borrowings Available.

Despite our indebtedness, we are not prohibited from incurring additional indebtedness in the future.

Contamination of Products.

If our products become contaminated, we may be subject to product liability claims and product recalls.

Livestock and Poultry Disease.

Outbreaks of livestock diseases, in general, and poultry disease, in particular, can significantly restrict our ability to conduct our operations. We take all reasonable precautions to ensure that our flocks are healthy and that our processing plants and other facilities operate in a sanitary and environmentally sound manner. However, events beyond our control, such as the outbreak of disease, could significantly restrict our ability to conduct our operations. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our fresh chicken, to or from our suppliers, facilities, or customers, or require us to destroy one or more of our flocks. This could result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our ability to market our products successfully and on our business, reputation, and prospects.

Insurance.

We are exposed to risks relating to product liability, product recall, property damage, and injuries to persons for which insurance coverage is expensive, limited, and potentially inadequate.

Significant Competition.

Competition in the chicken industry with other vertically integrated poultry companies could adversely affect our business.

Government Regulation.

Regulation, present and future, is a constant factor affecting our business. The chicken industry is subject to federal, state, and local governmental regulation, including health and environmental areas. We anticipate increased regulation by various agencies concerning food safety, the use of medication in feed formulations, and the disposal of poultry by-products and wastewater discharges. Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect our business or operations in the future.

Forward-Looking Statements

This Annual Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified above, under “Risk Factors,” and elsewhere herein. We undertake no obligation to revise or update any forward-looking statements for any reason.

Item 8:  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors

Cagle’s, Inc. and Subsidiary

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Cagle’s, Inc. (a Georgia corporation) and Subsidiary as of April 2, 2005 and April 3, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended April 2, 2005, April 3, 2004 and March 29, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cagle’s, Inc. and Subsidiary as of April 2, 2005 and April 3, 2004, and the consolidated results of their operations and their cash flows for the years ended April 2, 2005, April 3, 2004 and March 29, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Frost, PLC

Moore Stephens Frost, PLC

Independent Registered Public Accounting Firm

Little Rock, Arkansas

May 13, 2005

Consolidated Balance Sheets
April 2, 2005 and April 3, 2004
(In Thousands, Except Par Values)
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$ 877	$ 11
Trade accounts receivable, less allowance for doubtful accounts
of $369 and $601 in 2005 and 2004, respectively	11,370	11,662
Inventories	19,042	19,329
Note receivable	250	1,000
Refundable income taxes, current portion	559	1,068
Other current assets	589	657
Total current assets	32,687	33,727
Investments in and receivables from unconsolidated affiliates	6,105	4,041

Property, plant and equipment, at cost
Land	1,976	1,976
Buildings and improvements	56,103	57,854
Machinery, furniture and equipment	35,400	43,612
Vehicles	4,480	4,639
Construction in progress	3,381	-
	101,340	108,081
Less accumulated depreciation	56,840	63,857
Property, plant and equipment, net	44,500	44,224

Other assets
Long-term refundable income taxes	2,251	2,390
Deferred financing costs, net	687	169
Deferred income taxes	5,003	11,892
Other assets	3,059	3,576
Total other assets	11,000	18,027
Total assets	$ 94,292	$ 100,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$ 3,476	$ 2,921
Accounts payable	11,563	18,367
Accrued expenses	4,668	6,675
Deferred income taxes	1,770	2,237
Total current liabilities	21,477	30,200

Long-term debt	26,534	34,552
Other noncurrent liabilities	475	1,000

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 9,000 shares authorized, 4,744
shares issued and 4,743 shares outstanding in 2005 and 2004	4,744	4,744
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	4,198	4,198
Retained earnings	36,944	25,405
Total stockholders' equity	45,806	34,267
Total liabilities and stockholders' equity	$ 94,292	$ 100,019
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
April 2, 2005 and April 3, 2004
(In Thousands, Except Par Values)
	2005	2004	2003

Net sales	$ 246,343	$ 304,507	$ 313,800

Costs and expenses
Cost of sales	217,024	309,605	326,352
Selling and delivery	6,451	8,107	9,745
General and administrative	6,891	10,000	8,200
Total costs and expenses	230,366	327,712	344,297

Operating income (loss)	15,977	(23,205)	(30,497)

Other income (expense)
Gain on sale of unconsolidated affiliates	-	-	12,914
Interest expense	(2,649)	(7,018)	(8,156)
Other income (expense), net	549	(3,915)	(1,037)
Other income (expense), net	(2,100)	(10,933)	3,721

Income (loss) before equity in earnings of
unconsolidated affiliates and income taxes	13,877	(34,138)	(26,776)

Equity in earnings of unconsolidated affiliates	4,129	3,371	4,446

Income (loss) before income taxes	18,006	(30,767)	(22,330)

Income taxes provision (benefit)	6,467	(13,042)	(9,058)

Net income (loss)	$ 11,539	$ (17,725)	$ (13,272)

Weighted average common shares outstanding
Basic	4,743	4,743	4,743

Diluted	4,743	4,743	4,743

Per common share
Net income (loss)
Basic	$ 2.43	$ (3.74)	$ (2.80)

Diluted	$ 2.43	$ (3.74)	$ (2.80)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
For the Years Ended April 2, 2005, April 3, 2004, and March 29, 2003
(In Thousands)
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, March 30, 2002	4,744	$ 4,744	(3)	$ (90)	$ 4,198	$ 56,402	$ (857)	$ 64,397

Net loss	-	-	-	-	-	(13,272)	-	(13,272)

Unrealized gain on interest
rate swaps	-	-	-	-	-	-	857	857

Comprehensive loss								(12,415)

Exercise of stock options	-	-	2	10	-	-	-	10

Balance, March 29, 2003	4,744	$ 4,744	(1)	$ (80)	$ 4,198	$ 43,130	$ -	$ 51,992

Net loss	-	-	-	-	-	(17,725)	-	(17,725)

Balance, April 3, 2004	4,744	$ 4,744	(1)	$ (80)	$ 4,198	$ 25,405	$ -	$ 34,267

Net Profit	-	-	-	-	-	11,539	-	11,539

Balance, April 2, 2005	4,744	$ 4,744	(1)	$ (80)	$ 4,198	$ 36,944	$ -	$ 45,806

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended April 2, 2005, April 3, 2004, and March 29, 2003
(In Thousands)
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 11,539	$ (17,725)	$ (13,272)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	3,841	10,457	14,109
Impairment loss	-	18,528	-
Amortization	133	253	365
Gain on sale of property, plant and equipment	(572)	(2)	(286)
Gain on sale of unconsolidated affiliates	-	-	(12,914)
Income from unconsolidated affiliates, net of distributions	(2,064)	138	(1,620)
Deferred income taxes expense (benefit)	6,422	(12,991)	(8,495)
Changes in operating assets and liabilities
Trade accounts receivable, net	292	1,614	2,397
Inventories	287	8,158	6,689
Refundable income taxes	648	1,068	5,490
Other current assets	68	(81)	(17)
Accounts payable	(6,804)	(1,913)	(3,863)
Accrued expenses	(2,007)	(2,862)	690
Net cash provided by (used in) operating activities	11,783	4,642	(10,727)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,277)	(411)	(1,176)
Proceeds from sale of property, plant and equipment	377	43,920	459
Proceeds from sale of unconsolidated affiliates	-	-	56,737.000
Payments received on notes receivable	1,105	-	-
Increase in other assets	(8)	(29)	(1,836)
Decrease in other liabilities	-	(159.000)	(3,911.000)
Net cash provided by (used in) investing activities	(2,803)	43,321	50,273
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on revolving line of credit	$ -	$ 6,231.000	$ -
Proceeds from issuance of long-term debt	11,816	6,099	378
Payments of long-term debt	(19,279)	(60,330)	(39,711)
Payments of deferred financing costs	(651)	(52)	(214)
Proceeds from exercise of stock options	-	-	10.000
Net cash used in financing activities	(8,114)	(48,052)	(39,537)
Net increase (decrease) in cash and cash equivalents	866	(89)	9
Cash and cash equivalents at beginning of year	11	100	91
Cash and cash equivalents at end of year	$ 877	$ 11	$ 100
Supplementary disclosures of cash flow information
Cash paid during the year for interest	$ 2,664	$ 9,132	$ 6,572
Income taxes paid (refunded), net	66	(1,119)	(6,151)
Supplementary disclosures of non-cash transactions
Note receivable received from sale of property, plant and equipment	$ -	$ 1,000.000	$ -
Write-off of note receivable	170	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies

a.

Principles of consolidation – The consolidated financial statements include the accounts of Cagle’s, Inc. and its wholly-owned subsidiary Cagle Farms, Inc. (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated.  Investments in unconsolidated affiliates are accounted for under the equity method.

b.

Nature of operations – The Company operates as a vertically integrated poultry processor with operations located in the southeastern United States, consisting of breeding, hatching and growing chickens; feedmill; processing; further processing and marketing operations.  The Company’s products are primarily sold in the United States to supermarkets, food distributors, food processing companies, national fast-food chains and institutional users.

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

The Company operates in one segment, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure About Segments of an Enterprise and Related Information”.

c.

Revenue recognition – The Company recognizes revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed and determinable, and collectibility is reasonably assured.

d.

Cash equivalents – For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid cash investments purchased with an original maturity of three months or less to be cash equivalents.

e.

Accounts and note receivable – In the normal course of business, the Company extends credit to its customers on a short-term basis.  Although credit risks associated with its customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts.  Past due status is determined based upon contractual terms.  In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve is recorded to reduce the receivable to the amount expected to be collected.  Amounts that are determined to be uncollectible are written off against this allowance when collection attempts on the accounts have been exhausted.  Management uses significant judgment in estimating uncollectible accounts.  In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions and historical customer performance. While management believes the Company processes effectively address its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require adjustment to the allowance recorded by the Company.

In connection with certain transactions in the normal course of business, the Company has extended credit in the form of notes receivable.  Interest income is recognized as earned only on notes when collectibility is reasonably assured.  Generally, there are no fees or costs associated with such notes.  Management utilizes the same factors in determining uncollectible amounts for notes and accounts receivable.  Past due status is based upon contractual terms.

f.

Inventories – Live field inventories of broilers are stated at cost and breeders are stated at cost, less accumulated amortization.  Breeder costs are accumulated up to the production stage and amortized into broiler costs over the estimated production lives based on monthly egg production.  In line with industry standards, the Company does not reduce live inventories to net realizable value when margins are negative.  Finished products; feed, eggs and medication; and supplies are stated at the lower of cost (first-in, first-out method) or market. Inventories at  and  consist of the following:

	2005	2004

Finished products	$ 3,843	$ 2,918
Field inventory and breeders	11,354	12,762
Feed, eggs and medication	2,963	2,881
Supplies	882	768

	$ 19,042	$ 19,329

1.

Summary of Significant Accounting Policies (cont.)

g.

Property, plant and equipment – Property, plant and equipment are stated at cost.  Depreciation is provided using the straight-line method over the following lives:

Buildings and improvements	3 to 32 years
Machinery, furniture and equipment	3 to 17 years
Vehicles	2 to 7 years

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

h.

Deferred financing costs – Deferred financing costs are amortized over periods ranging from two to ten years.  Deferred financing costs are shown net of accumulated amortization on the accompanying consolidated balance sheets.

i.

Employee insurance claims – The Company is self-funded under a minimum premium arrangement for the majority of employee claims under its group health plan.  From May 1992, the union employees of the Company were covered for health insurance under a union health plan.  Starting in January 2003, these employees began receiving health insurance coverage under the Company sponsored plan.  The Company is self-insured for the majority of its workers’compensation risks.  The Company’s insurance programs are administered by risk management specialists.  Insurance coverage is obtained for catastrophic workers’ compensation and group health exposures, as well as those risks required to be insured by certain state laws.  The Company’s accrual for group health and workers’ compensation liabilities of $1,170 and $2,086 as of  and , respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

j.

Earnings per share – Net income amounts presented in the accompanying consolidated statements of operations represent amounts available to common stockholders.  The following table reconciles the denominator of the basic and diluted earnings per share computations:

	2005	2004	2003

Weighted average common shares	4,743	4,743	4,743
Incremental shares from assumed
conversions of options	-	-	-

Weighted average common shares and
dilutive potential common shares	4,743	4,743	4,743

k.

Fiscal year – The Company’s fiscal year closing date is the Saturday nearest March 31.  The year ended  includes operations for a fifty-three week period.  The years ended  and March 29, 2003 include operations for fifty-two week periods.

l.

Use of estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

m.

Derivatives – The Company utilized interest rate swaps to reduce interest rate risks on certain of its variable rate debt.  The Company does not hold or issue derivative financial instruments for trading purposes.  Effective April 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which established accounting and reporting standards for derivative instruments and hedging activities.  SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.  Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.  The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

1.

Summary of Significant Accounting Policies (cont.)

The following is an analysis of the changes in the net gain on cash flow hedges included in other comprehensive income:

Balance, March 31, 2002	$ (857)

Net gain for 2003	14

Ineffective hedge transferred to earnings	843

Net other comprehensive income	857

Balance, March 29, 2003	$ -

n.

Fair value of financial instruments – The book values of cash, trade accounts receivable, accounts payable, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments.  The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for debt of similar terms and maturities.  Under this method, the Company’s fair value of long-term debt was not significantly different from the stated value at  and .

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

o.

Accounting for the impairment of long-lived assets – During 2003, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which superceded and amended SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and it required that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets.

In 2004, the Company entered into negotiations to sell certain assets making up the “Perry Complex” (see Note 7).  Upon entering into a letter of intent related to this sale, the Company determined that the carrying values of the underlying assets exceeded their fair values.  Consequently, the Company recognized an impairment loss in its third quarter of $18,528, which represents the excess of the carrying values of the assets over their fair values, less costs to sell.  The impairment loss was recorded as a component of cost of sales in the accompanying consolidated statement of operations for the year ended .  Based upon management’s assessment of the impairment indicators for the remaining assets, management determined that upon testing the expected future net cash flows to be generated from these assets, no impairment losses had occurred in the fiscal years ended ,  or 2003.

p.

Accounting for stock-based compensation – The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees”, as more fully described in Note 6.  Accordingly, no compensation cost was recognized for stock options, as all options were granted at an exercise price equal to or greater than the estimated fair value of the common stock at the date of grant, as determined by the Company’s board of directors.  The Company applies SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123,” as required for disclosure purposes.  SFAS No. 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose pro forma effects on earnings as if SFAS No. 123 had been adopted.  Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

No disclosure of pro forma earnings is required, as the Company did not grant any stock options during fiscal years ,  and 2003.

q.

Shipping and handling costs – Shipping and handling costs are included in cost of sales in the accompanying statements of operations and totaled $7,511, $9,139 and $11,344 in fiscal years ,  and 2003, respectively.

2.

Deferred Financing Costs

Deferred financing costs consist of the following at  and :

	2005	2004

Deferred financing costs	$ 896	$ 245
Accumulated amortization	(209)	(76)

Net deferred financing costs	$ 687	$ 169

Future finite lived intangible asset amortization expense is as follows:

2006	$ 350
2007	241
2008	24
2009	24
2010	24
Thereafter	24
$ 687

As discussed in Note 3, the Company obtained new financing with a financial institution during the current year.  In conjunction with this refinancing, the Company capitalized financing costs incurred in the amount of $651, which has a two-year life.

3.

Long-Term Debt

Long-term debt consists of the following at  and :

	2005	2004
Term note payable; fixed interest rate of 7.86%,
principal and interest payable monthly of $290,
through maturity on April 1, 2011; secured by the
Collinsville plant and Rockmart feedmill.	$ 23,477	$ 25,396

Term note payable; interest rate of LIBOR plus 4.50%,
(7.62% at April 2, 2005) principal and interest payable
monthly of $117, through maturity on Dec. 20, 2006;
secured by accounts receivable, inventory, property
and equipment.	$ 6,533	$ -

Revolving credit agreement with a bank, maturing
January 30, 2007, interest payable monthly, variable
interest rate (4.25% at April 3, 2004); secured by
accounts receivable, inventories and property, plant
and equipment, excluding the Collinsville plant and
Rockmart feedmill. Repaid in 2005.	-	7,231

3.   Long-Term Debt (Cont.)

Term note payable to a bank; variable interest rate (6.00% at April 3, 2004);
principal and interest payable monthly of $83, with balance due at maturity on January 30, 2007; secured by accounts receivable, inventories and property, plant and equipment, excluding the Collinsville plant and Rockmart feedmill.
Repaid in 2005.	-	4,833

Other notes payable at varying interest rates
and maturities. Repaid in 2005.	-	13
	30,010	37,473
Less current maturities	(3,476)	(2,921)
Long-term debt, less current maturities	$ 26,534	$ 34,552

During 2005, the Company secured new financing through a new term loan and a revolving line of credit through a financial institution.  The proceeds obtained through this financing were used to pay off previous debt obligations.  As such, the Company has entered into new debt agreements that contain certain restrictive covenants.  These covenants along with covenants already in place require that the Company maintain (1) a minimum fixed charge coverage ratio, as defined in the debt agreement; (2) a minimum fixed charged coverage ratio; (3) an adjusted EBITDA above a specified amount; (4) capital expenditures not to exceed certain limits; (5) an actual net worth above a specified amount; (6) a current ratio, as defined in the debt agreement.  The Company was in compliance with these covenants at .

Aggregate maturities of long-term debt during the years subsequent to  are as follows:

2006	$ 3,476
2007	7,378
2008	2,428
2009	2,565
2010	2,456
Thereafter	11,707
$ 30,010

As mentioned previously, during 2005 the Company entered into a revolving line of credit with an interest rate of LIBOR plus 4.00% (7.12% at ).  Although the Company had drawn on the revolver during the year, at year end there was no outstanding balance.

4.

Income Taxes

The Company records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid.  Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

Effective in fiscal 1989, the Revenue Act of 1987 rescinded the cash-basis method of accounting for tax purposes previously used for the Company’s farming operations.  Approximately $3,389 of previously recorded income tax liabilities were indefinitely deferred.  Under tax laws enacted in 1997, such liabilities are required to be amortized into taxable income over a twenty-year period.

Income tax benefits are reflected in the consolidated statements of operations as follows:

	2005	2004	2003
Current tax provision (benefit)	$ 45	$ 2,563	$ (563)
Change in valuation allowance	-	(2,614)	-
	45	(51)	(563)

Deferred tax expense (benefit)	6,422	(12,991)	(8,495)
	$ 6,467	$ (13,042)	$ (9,058)

4.    Income Taxes (Cont)

A reconciliation between income taxes computed at the federal statutory rate and the Company’s income tax rate is as follows:

	2005	2004	2003

Federal income taxes at statutory rate	$ 6,122	$ (10,396)	$ (7,593)
State income taxes	777	(624)	(456)
Change in valuation allowance	-	(2,614)	-
Jobs and investment tax credits	(690)	(680)	(680)
Other	258	1,272	(329)

	$ 6,467	$ (13,042)	$ (9,058)

Components of the net deferred income tax asset (liability) at  and  relate to the following:

	2005	2004
Deferred income tax assets
Tax credit carryforwards	$ 9,702	$ 7,663
Net operating loss carryforwards	9,438	17,456
Accrued expenses	522	705
Other	216	389
	19,878	26,213
Less valuation allowance	(4,150)	(4,150)
	15,728	22,063
Deferred income tax liabilities
Family farm cash-basis deferral	(2,288)	(2,439)
Inventories	(1,806)	(2,732)
Property and depreciation	(5,860)	(4,430)
Income from joint ventures	(1,956)	(2,260)
Other	(585)	(547)
	(12,495)	(12,408)

Net deferred income tax asset	$ 3,233	$ 9,655

At , the Company has federal net operating loss carryforwards of approximately $7,768 which are available to offset future taxable income.  These loss carryforwards expire in various amounts from 2022 through 2024.

The Company has federal and state tax credit carryforwards of approximately $10,711 which are available to reduce income taxes through 2015.  Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for a significant portion of the deferred tax asset associated with the tax credit carryforwards.

5.

Stockholders’ Equity

Beginning in 1990, the Board of Directors authorized the purchase of up to $2,500 of the Company’s stock on the open market.  In February 2000, the board increased the authorized amount to $15,000.  As of , 636,240 shares had been repurchased by the Company at a total cost of approximately $9,054.  The Company has accounted for these shares as being retired.

6.

Stock Option Plan (not in thousands)

In May 1993, the Board of Directors approved an incentive stock option plan (the “Plan”). Under the provisions of the Plan, options to purchase a maximum of 125,000 shares may be granted through 2003.  The administrator of the Plan, appointed by the Board of Directors, determines the grantee, vesting period, exercise date, and expiration dates for all options granted.  In addition, the Plan provides for the issuance of options at prices not less than the market value at the date of grant.  During May 1993, the Company granted 31,250 options with an exercise price of $9.30 under the Plan.  No additional options have been granted since 1993.  During 2003, 1,250 options were exercised, and 1,250 options expired, leaving no options exercisable at March 29, 2003.  The weighted average exercise price for fiscal year 2003 was $9.30.

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

On December 3, 2001, the Company sold its idled processing facility in Macon, Georgia to an unrelated party for a purchase price of $6,800.  The Company received a cash payment subsequent to closing of $75 and a non recourse note receivable secured by a first mortgage bearing interest at 6.0% per annum for the balance.  The purchaser defaulted on the note, and on July 1, 2003, the Company foreclosed on the collateral.  As of , management’s plans for this facility are undetermined and this facility has been reflected in property, plant and equipment in the accompanying consolidated balance sheets.

On September 29, 2001, the Company entered into an agreement to sell an idled processing facility in Atlanta to an unrelated party for $3,500.  Under the terms of the agreement, the Company received a cash payment at closing of $2,500 and an unsecured note receivable bearing interest at 7.5% per annum for the balance.  Interest under this note was payable quarterly commencing on December 1, 2001 and continuing through September 1, 2006.  Starting April 1, 2002 and continuing each April 1 thereafter, the Company was to receive principal payments equal to the lesser of $200 or five percent (5%) of excess cash flows, as defined in the note agreement. Any remaining outstanding principal balance on the note is due and payable on September 28, 2006.  Repayment of the note receivable has been guaranteed by the majority stockholder of the purchaser.  The resulting gain on this sale of $1,000 had been deferred at April 3, 2004 to be recognized as the note was collected.  During 2004, the purchaser filed chapter 11 bankruptcy.  In 2005, the Company collected $355 through the bankruptcy court on this note receivable.  Additionally, on April 20, 2005, the Company settled with the majority stockholder for $475.  The Company wrote-off the remaining $170 in 2005.

8.

Investments in Unconsolidated Affiliates

On November 14, 1997, the Company acquired a thirty percent equity interest in a joint venture with its joint venture partner in Cagle Foods.  During 1998, the Company contributed certain property, plant and equipment and other assets in exchange for its equity interest in the new joint venture, Cagle’s – Keystone Foods, LLC.  This joint venture constructed a processing facility in Albany, Kentucky, which began limited operations in November 1998.

The Company occasionally sells eggs and broilers to and purchases processed products from unconsolidated affiliates.  In addition, the Company performs certain management and administrative services for unconsolidated affiliates.  Sales to, purchases from, accounts payable to and receivable from, and service fees charged to unconsolidated affiliates are summarized as follows:

	2005	2004	2003

Sales	$ 6,425	$ 23,140	$ 426
Purchases	-	-	27
Accounts receivable	-	413	-
Accounts payable	-	-	-
Administrative service fees	756	746	746

8.   Investments in Unconsolidated Affiliates (Cont)

The Company accounts for its investments in affiliates using the equity method. The Company’s share of affiliates’ earnings was approximately $4,129, $3,371 and $4,446 for fiscal years ,  and 2003, respectively.  The Company’s share of the affiliates’ earnings are based on the audited results for the year ended January 1, 2005, adjusted for the unaudited results for interim periods.

Summarized combined unaudited balance sheet information for unconsolidated affiliates as of  and  is as follows:

	2005	2004

Current assets	$ 24,729	$ 37,217
Noncurrent assets	53,459	58,238

Total assets	$ 78,188	$ 95,455

Current liabilities	$ 6,702	$ 18,885
Noncurrent liabilities	51,157	63,174
Owners' equity	20,329	13,396

Total liabilities and owners' equity	$ 78,188	$ 95,455

Summarized combined unaudited statements of operations information for unconsolidated affiliates for fiscal years ,  and 2003 is as follows:

	2005	2004	2003

Net sales	$ 317,387	$ 240,728	$ 232,953
Gross profit	34,550	30,214	39,476
Operating income	16,501	13,397	20,155
Income before taxes	13,599	11,311	15,506

9.

Major Customers

The Company had sales to one individual customer (“A”), which exceeded ten percent of total sales for fiscal years ,  and 2003.  The Company had sales in excess of 10% from another company (“B”) in fiscal year .  Accounts receivable and sales from these customers as of and for the years ended ,  and March 29, 2003, were as follows:

	Sales		Accounts Receivable
Fiscal Year	Amount	Percentage	Amount	Percentage

Customer A
2005	$ 27,583	11%	$ 1,558	14%
2004	41,002	13%	1,732	14%
2003	52,382	17%	2,078	13%

Customer B
2005	$ 24,721	10%	$ 111	1%

10.

Benefit Plans

Under a collective bargaining agreement, the Company contributes to a multi-employer pension plan for the benefit of certain employees who are union members.  A separate actuarial valuation for this plan is not made for the Company.  Accordingly, information with respect to accumulated plan benefits and net assets available for benefits is not available.  Under

10.

Benefit Plans (Cont)

the Employee Retirement Income Security Act of 1974, as amended in 1980, an employer, upon withdrawal from a multi-employer plan, is required, in certain cases, to continue funding its proportionate share of the plan’s unfunded vested benefits.

The Company’s contribution rate is a fixed-dollar amount per eligible employee.  The Company made total contributions to the union plan of approximately $142, $142 and $209 in fiscal years ,  and 2003, respectively.

The Company has a 401(k) retirement plan for employees not covered by a collective bargaining agreement.  Under the plan, the Company matches contributions up to two percent of participating employees’ salaries.  Additional contributions may be made at the discretion of the Company’s board of directors.  The Company made matching contributions of approximately $184, $255 and $297 in fiscal years ,  and 2003, respectively.  No discretionary Company contributions have been made to this plan.

The Company does not provide postretirement medical or other benefits to employees.

11.

Other Non-Recurring Income

During the years ended  and , the Company received $43 and $2,160, respectively, which represents recovery from the settlement of lawsuits involving vitamin manufacturers.  This recovery is included as a reduction of cost of sales in the accompanying consolidated statements of operations.

12.

Commitments and Contingencies

The Company leases certain of its buildings, equipment and vehicles under non-cancelable operating leases.  The consolidated statements of operations include rental expense relating to these operating leases of $1,278, $2,861 and $3,151 in fiscal years ,  and 2003, respectively.

At , future minimum payments under non-cancelable operating leases were as follows:

2006	$ 575
2007	203
2008	196
2009	196
2010	163
$ 1,333

The Company is expanding its hatchery facility in Dalton, Georgia.  The Company anticipates that the cost of the expansion will total $4,036.  As of , $3,294 has been incurred and is included in construction in progress in the accompanying consolidated balance sheet.

The Company has entered into contracts for the purchase of grain, primarily corn and soybean meal and other feed ingredients.  These contracts specify the quantity to be purchased, and the cost is determined upon delivery using current market prices.  The Company estimates its purchase commitments under these contracts to be approximately $3,197 at , which approximates current market price.

The Company was involved, as were many other companies in the industry, in purported class action litigation brought on by several independent growers.  During fiscal 2002, the Company settled a portion of the lawsuits by paying approximately $598.  During the year ended March 29, 2003, the Company settled another portion of the lawsuits by paying $1,400.  At , the Company continues to vigorously defend the two remaining grower lawsuits, both of which are pending on appeals by the growers, after summary judgment was granted in favor of the Company.  The Company has not accrued any losses in connection with the remaining lawsuits.

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

At , the Company had a total of 1,975 employees.  Of this total, 1,811 are hourly workers and 164 are salaried.  Approximately 42% of the Company’s hourly employees are represented by a union.  None of the Company’s salaried employees are represented by a union.  The existing union agreement will expire on October 31, 2005.

13.

Concentrations of Credit Risk

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

The Company at various times throughout the years presented maintained cash balances with certain financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits.  As of  and , the Company had approximately $765 and $639, respectively, in financial institutions in excess of federally insured amounts.

14.

Quarterly Financial Data (Unaudited)

Quarterly financial data is as follows (in thousands, except per share data):

				Earnings
		Operating	Net	Per Share
	Net	Income	Income	(Basic and
	Sales	(Loss)	(Loss)	Diluted)

Fiscal year 2005 quarter ended:
July 3, 2004	$ 67,152	$ 9,176	$ 6,162	$ 1.30
October 2, 2004	57,642	3,123	2,719	0.57
January 3, 2005	54,594	(174)	115	0.02
April 2, 2005	66,955	3,852	2,543	0.54

Fiscal year 2004 quarter ended:
June 28, 2003	$ 72,450	$ (4,249)	$ (3,389)	$ (0.71)
September 27, 2003	85,332	887	(244)	(0.05)
January 3, 2004	82,648	(20,910)	(24,949)	(5.26)
April 3, 2004	64,077	1,067	10,857	2.28

Fiscal year 2003 quarter ended:
June 29, 2002	$ 84,758	$ (5,025)	$ 3,710	$ 0.78
September 28, 2002	81,369	(7,818)	(5,492)	(1.16)
December 28, 2002	72,550	(13,919)	(9,246)	(1.95)
March 29, 2003	75,123	(3,735)	(2,244)	(0.47)

15.

New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement No. 123R “Share-Based Payment”, as amended, which revised Statement No. 123, “Accounting for Stock-Based Compensation” and superceded APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company currently does not believe that the adoption of Statement No. 123R will have a material impact on the consolidated  financial statements.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” which amended the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”.  In addition, this statement requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities.  The Company currently does not believe that the adoption of SFAS No. 151 will have a material impact on the consolidated financial statements.

SCHEDULE II – Valuation and Qualifying Accounts

Col A	Col B	Col C		Col D	Col E
		ADDITIONS
	Balance at	Charged to	Charged		Balance
	Beginning of	Costs and	to Other		at end
DESCRIPTION	Period	Expenses	Accounts	Deductions	of Period
Year ended April 2, 2005
Reserves and Allowances deducted
from asset accounts:
Allowance for doubtful accounts	$601	$0	$0	($232)	$369
Year ended April 3, 2004
Reserves and Allowances deducted
from asset accounts:
Allowance for doubtful accounts	$692	$135	$0	($226)	$601
Year ended March 29, 2003
Reserves and Allowances deducted
from asset accounts:
Allowance for doubtful accounts	$446	$325	$0	($80)	$691

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on accounting or financial disclosure matters.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any disclosure controls and procedures will succeed in achieving their stated goals under all potential future conditions.

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

As of April 2, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective as of April 2, 2005.  There have been no significant changes during the period covered by this report in the Company’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

Cagle’s, Inc.’s independent auditors, Moore Stephens Frost, PLC, are engaged to audit the consolidated financial statements of Cagle’s, Inc. and subsidiary and to express an opinion thereon. Their audit is conducted in accordance with auditing standards generally accepted in the United States of America to enable them to report whether the consolidated financial statements present fairly, in all material respects, the financial position and the results of operations and cash flows of Cagle’s, Inc. and subsidiary in conformity with accounting principles generally accepted in the United States of America.

May 25, 2005

/s/ J. Douglas Cagle                                               /S/ Mark M. Ham IV

J. DOUGLAS CAGLE                                            MARK M. HAM IV

Chairman and Chief Executive Officer                  Executive Vice President & CFO

Item 9B.   Other Information

None

PART III

Item 10:  Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 08, 2005 and is incorporated herein by reference. The Company has adopted a Code of Ethics, which applies to the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The full text of the Code of Ethics was included as an exhibit with the 2004 annual report.

Item 11:  Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 08, 2005 and is incorporated herein by reference.

 Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 08, 2005 and is incorporated herein by reference.

Item 13:  Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 08, 2005 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on July 08, 2005 and is incorporated herein by reference.

PART IV

Item 15:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

(a)1.   Financial Statements

The following consolidated financial statements of Cagle’s, Inc. and subsidiary are filed as part of this report:

Consolidated Balance Sheets as of April 02, 2005 and April 03, 2004

Consolidated Statements of Operations for the Years Ended April 02, 2005, April 03, 2004, and March 29, 2003

Consolidated Statements of Stockholder’s Equity for the Years Ended April 02, 2005, April 03, 2004, and March 29, 2003

Consolidated Statements of Cash Flows for the Years Ended April 02, 2005, April 03, 2004, and March 29, 2003

Notes to Consolidated Financial Statements as of and for the years ended, April 02, 2005, April 03, 2004, and March 29, 2003

(a)2.   Financial Statement Schedules

The following financial statement schedules are filed as part of this report:

Report of Independent Auditors

Schedule II – Valuation and Qualifying Accounts

(a)3

  Exhibits

  3.1 Articles of Incorporation of the Registrant. (2)

  3.2 Bylaws of the Registrant. (2)

13.1 Cagle's, Inc. annual report for the year ended April 02, 2005. (1)

13.2 Cagle's, Inc. Proxy statements for Registrant's 2005 annual meeting of shareholders. (1)

14.1 Code of Ethics (3)

23.1 Consent of independent accountants, Moore Stephens Frost, PLC (1)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).  (1)

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).  (1)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.  (1)

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.  (1)

99.1 Audited financial statements of unconsolidated affiliates:  Cagle's Keystone Foods, L.L.C.,

        Ernst & Young LLP, January 1, 2005  (1)

99.2 Audited financial statements of unconsolidated affiliates:  Cagle's Keystone Foods, L.L.C.,

        Deloitte & Touche LLP, December 27, 2003  (1)

-------------

(1) Filed herewith.

(2) Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarter ended October 2, 2004.

(3) Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the year ended April 3, 2004.

(b) Reports on Form 8-K

   1. The Company filed an 8-K on June 10, 2004, to furnish a press release announcing its results of operations for the fourth quarter of 2004.

   2. The Company filed an 8-K on August 2, 2004, to furnish a press release announcing its results of operations for the first quarter of 2005.

   3. The Company filed an 8-K on November 15, 2004, to furnish a press release announcing its results of operations for the second quarter of 2005.

   4. The Company filed an 8-K on December 21, 2004, to inform of a syndicated line of credit, term loan and security agreement.

   5. The Company filed an 8-K on February 8, 2005, to furnish a press release announcing its results of operations for the third quarter of 2005.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cagle's, Inc.

BY:   /s/  J. Douglas Cagle

               Chairman and Chief Executive Officer & President

               June 08, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities indicated and on June 08, 2005:

/s/ J. Douglas Cagle

Director and Chairman and Chief Executive Officer & President

/s/ G. Bland Byrne

Director

/s/ Candace Chapman

Director

/s/ Panos J. Kanes

Director

/s/ Edward J Rutkowski

Director

/s/ Mark M. Ham IV

Director and Executive Vice President & CFO

/s/ James David Cagle

Director and Vice President

/s/ George Douglas Cagle

Director and Vice President

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO RULE 13a-14(a) and 15d-14(a)

I, J. Douglas Cagle, Chairman and Chief Executive Officer of Cagle’s, Inc., certify that:

1. I have reviewed this annual report on Form 10-K for the fiscal year ended April 2, 2005 of Cagle’s, Inc.;

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

Date:  June 08, 2005          By: /s/ J. Douglas Cagle

                                            -----------------------------

                                           J. Douglas Cagle

                                           Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO RULE 13a-14(a) and 15d-14(a)

I, Mark M. Ham IV, Chief Financial Officer of Cagle’s, Inc., certify that:

1. I have reviewed this annual report on Form 10-K for the fiscal year ended April 2, 2005 of Cagle’s, Inc.;

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

Date:  June 08, 2005          By: /s/ Mark M. Ham IV

                                            -----------------------------

                                           Mark M. Ham IV

                                           Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Annual Report on Form 10-K of Cagle’s, Inc. for the year ended April 2, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, J. Douglas Cagle, Chief Executive Officer of Cagle’s, Inc., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1. The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and

2. The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  June 08, 2005          By: /s/ J. Douglas Cagle

                                           -----------------------------

                                           J. Douglas Cagle

                                          Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Annual Report on Form 10-K of Cagle’s, Inc. for the year ended April 2, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, Mark M. Ham IV, Chief Financial Officer of Cagle’s, Inc., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1. The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and

2. The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  June 08, 2005          By: /s/ Mark M. Ham IV

                                            -----------------------------

                                           Mark M. Ham IV

                                           Chief Financial Officer