Form 10-Q
period 2005-07-02
CAGLES INC
filed 2005-08-11
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 02, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes (x)    No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b - 2).    Yes (  )    No  (x)

The Registrant had 4,742,998 shares of Class A Common Stock, outstanding as of July 02, 2005.

PART 1.  FINANCIAL INFORMATION

Item1. Financial Statements

Cagle's, Inc. & Subsidiary Consolidated Balance Sheets
July 2, 2005 and April 2, 2005
(In Thousands, Except Par Values)
(Period 7/2/05 Unaudited)
ASSETS	July 2, 2005	April 2, 2005
Current assets
Cash and cash equivalents	$ 299	$ 877
Trade accounts receivable, less allowance for doubtful accounts	11,695	11,370
Inventories	19,801	19,042
Note receivable	250	250
Refundable income taxes, current portion	608	559
Other current assets	928	589
Total current assets	33,581	32,687

Investments in and receivables from unconsolidated affiliates	6,781	6,105
Property, plant and equipment, at cost
Land	1,976	1,976
Buildings and improvements	56,103	56,103
Machinery, furniture and equipment	35,897	35,400
Vehicles	4,482	4,480
Construction in progress	4,176	3,381
	102,634	101,340
Less accumulated depreciation	57,627	56,840
Property, plant and equipment, net	45,007	44,500

Other assets
Long-term refundable income taxes	2,027	2,251
Deferred financing costs, net	600	687
Deferred income taxes	4,194	5,003
Other assets	2,696	3,059
Total other assets	9,517	11,000
Total assets	$ 94,886	$ 94,292

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$ 3,476	$ 3,476
Accounts payable	11,060	11,563
Accrued expenses	4,055	4,668
Deferred income taxes	1,770	1,770
Total current liabilities	20,361	21,477

Long-term debt	27,280	26,534
Other noncurrent liabilities	-	475

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 9,000 shares authorized, 4,744
shares issued and 4,743 outstanding	4,744	4,744
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	4,198	4,198
Retained earnings	38,383	36,944
Total stockholders' equity	47,245	45,806
Total liabilities and stockholders' equity	$ 94,886	$ 94,292
The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Consolidated Statements of Income
For the 13 weeks ended July 2, 2005 and July 3, 2004
(In Thousands, except per share data)
(Unaudited)

	7/2/2005	7/3/2004

Net Sales	$ 61,593	$ 67,152
Costs and Expenses:
Cost of Sales	56,981	55,055
Selling and Delivery	1,602	1,566
General and Administrative	1,638	1,355
Total costs and expenses	60,221	57,976

Income From Operations	1,372	9,176

Other Income (Expense):
Interest expense	(624)	(701)
Other Income (Expense), Net	525	13

Earnings Before equity in earnings of
unconsolidated affiliates and income taxes	1,273	8,488

Equity in earnings of unconsolidated affiliates	975	1,116
Income before income taxes	2,248	9,604

Income Taxes Provision	809	3,442
Net Income	$ 1,439	$ 6,162

Weighted Average Shares Outstanding
-Basic	4,743	4,743
-Diluted	4,743	4,743

Net Income Per Common Share
-Basic	$ 0.30	$ 1.30
-Diluted	$ 0.30	$ 1.30
Dividends Per Common Share	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Consolidated Statements of Cash Flows
For the 13 weeks ended July 2, 2005 and July 3, 2004
(In Thousands) (Unaudited)

	7/2/2005	7/3/2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 1,439	$ 6,162

Adjustments to reconcile net income to net cash provided
(used) by operating activities:
Depreciation and amortization	993	962
Gain on sales of property, plant & equip.	(513)	(10)
Deferred income taxes	809	3,442
Income from unconsolidated affiliates, net of distributions	(676)	(1,051)
Changes in operating assets and liabilities:
Accounts receivables, net	(325)	(665)
Income tax receivables	175	195
Inventories	(759)	(2,055)
Note receivable	0	333
Other current assets	(339)	(7)
Accounts payable	(503)	(4,548)
Accrued expenses	(613)	(64)
Total Adjustments	(1,751)	(3,468)
Net cash provided (used) by operating activities	(312)	2,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,413)	(220)
Payment received on note receivable	475	-
Proceeds from sales of property, plant and equipment	38	-
(Increase) decrease in other assets	(112)	39
Net cash provided (used) by investing activities	(1,012)	(181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital lease obligations	(854)	(2,510)
Net increase in long-term revolving line of credit	1,600	-
Net cash provided (used) by financing activities	746	(2,510)
NET INCREASE (DECREASE) IN CASH	(578)	3

CASH AT BEGINNING OF PERIOD	877	11
CASH AT END OF PERIOD	$ 299	$ 14

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$ 610	$ 699
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary

Notes to Consolidated Condensed Financial Statements

July 2, 2005

1. Basis of Presentation

Interim Period Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and its wholly owned subsidiary  Cagle Farms, Inc. (collectively, the "Company") as of July 2, 2005 and the results of their operations for the 13 weeks ended July 2, 2005 and the 13 weeks ended July 3, 2004. Results of operations for the 13 weeks ended July 2, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending April 1, 2006.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Although the Company believes that the disclosures in these unaudited consolidated financial statements are adequate to make the  information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended April 2, 2005.

2.  Computation of net income per share

The following table sets forth the computation of basic and diluted earnings per share:

	13 wks ended	13 wks ended
	7/2/2005	7/3/2004
Net Income as reported	$ 1,439	$ 6,162

Weighted Average Shares Outstanding
-Basic	4,743	4,743
-Diluted	4,743	4,743

Net Income Per Common Share
-Basic	$ .30	$ 1.30
-Diluted	$ .30	$ 1.30
Dividends Per Common Share	$ -	$ -

3.  Investments in Unconsolidated Affiliates

The Company accounts for its investments in its unconsolidated affiliates using the equity method.  The Company's share of earnings from these affiliates totaled $975 for the 13 weeks ended July 2, 2005, and $1,116 for the 13 weeks ended July 3, 2004.

4.  Other Non-Recurring Activities

During the 13 weeks ended July 2, 2005 and the 13 weeks ended July 3, 2004 the Company had no non-recurring activity.

5. Inventories consisted of the following:

    (In Thousands)

	July 2, 2005	July 3, 2004

Finished Product	4,474	3,586
Field Inventory and Breeders	11,073	13,490
Feed, Eggs, and Medication	3,272	3,522
Supplies	982	786
	$ 19,801	$ 21,384

6.  Major accounting policies

Refer to the company’s 2005 annual report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies.

7.  Use of Estimates

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

July 2, 2005

The disclosures in this quarterly report are complementary to those made in the company’s 2005 annual report on Form 10-K.

Results of Operations

Net sales for the first quarter of fiscal 2006 were $61.6 million compared with $67.2 million for the same period a year ago, a decrease of 8%. For the quarter, net income was $1.4 million or $.30 per diluted share as compared to $6.2 million or $1.30 per diluted share for the first quarter of fiscal 2005. Tonnage sold increased by 17% for the first quarter 2006 as compared with the first quarter 2005, as we continue to move towards full capacity at our processing facilities. Our plants are currently operating at 94% of capacity and expect to return to full capacity in August of this year.

Overall revenue per pound for the Company’s product for the first quarter of fiscal 2006 was $.74 as compared to $.89 for the same period of fiscal 2005. The market price for boneless breast for the first quarter of fiscal 2006 averaged $1.45 as compared with the first quarter of 2005 average of $2.39 per pound.

Cost of sales for the first quarter of fiscal 2006 increased 3.5% as compared with the same period last year, from $55.1 million to $57 million. Feed ingredient prices for broilers processed decreased 23% in the first quarter of 2006 as compared to the first quarter of 2005. Total processing costs increased by 3.5% in the first quarter of 2006 as compared to the first quarter of 2005, this was due to an increase in tonnage processed of 17%.

Current feed prices are fluctuating as our country’s farmers are at a crucial point in the development of new crop corn and soy beans.  For the next several months, weather will dominate feed ingredient markets. Your management team has determined that with ending stocks from old crops and projected production we are currently best positioned by not entering the Company into long term commitments for feed ingredients but staying within short term purchases of less than one month.

Market prices for boneless meat continue to be depressed while somewhat offset by excellent dark meat demand with leg quarter prices 12% higher than this time last year. For the first quarter of fiscal 2006, our sales dollars in our target small bird product group increased by 30% as compared with the same period last year reflecting our transitioning out of the commodity boneless breast market. While this product mix change from boneless commodity to small bird products is in process and supportive of the Company’s margins, it will take an extended period to complete this transition as we continue to invest capital and sales staff to the task.

Selling, Delivery and Administrative Expenses

As a group these expenses increased $319 thousand or 11% for the 13 weeks ended July 2, 2005 versus the 13 weeks ended July 3, 2004; this increase is representative of increases in amortizations, insurance and payroll costs.

Interest Expense

Interest expense for the thirteen weeks ended July 2, 2005 decreased by $77 thousand or 11% over the same period of a year ago. This is reflective of decreased borrowings.

Other Income

Other income of $525 thousand during the 13 weeks ended July 2, 2005 represents income from payments received in the quarter for sales of assets in previous years, for which the income was deferred until received. During the 13 weeks ended July 3, 2004, the Company had other income of $13 thousand from equipment sales.

Equity in Earnings of Unconsolidated Affiliates

The Company's interest in earnings of unconsolidated affiliates decreased by $141 or 12.6% due to affiliates change in volume.

Income Taxes

The provision for income taxes reflects the Company's estimated liability for income taxes net of any credits to which the Company may be entitled. The Company has classified the income tax benefit as a non-current tax asset in anticipation of application of loss carry forwards in future periods.

Financial Condition

The Company's liquidity continues to be strong; earnings, an available credit facility, favorable grain prices and marketing changes have allowed a continuing improvement of the Company’s financial condition. We believe that our cash flow provided by operations will be adequate to cover our fiscal 2006 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our credit facilities or operating leases.

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

Part II

Other Information

Item 1.  Legal Proceedings

Two suits were filed in the U.S. District Court for the Middle district of Georgia on June 15, 2001 and June 22, 2001 against Cagle's, Inc., Cagle's Farms, Inc., Cagle Foods JV LLC d/b/a Cagle-Keystone Foods. These two suits were brought by different contract growers seeking unspecified damages and alleging the defendants misrepresented certain facts regarding profitability and cash flow as an inducement to their becoming contract producers.  During fiscal year 2004, Summary Judgment was granted in both cases in favor of all defendants.  Both cases were appealed.  The appeal in one case was dismissed on April 5, 2005 and the grower's petition for reconsideration was denied on June 1, 2005, thus resulting in the judgment in favor of all defendants being upheld.  The other appeal was resolved in favor of all defendants on July 13, 2005, again resulting in the judgment in favor of all defendants being upheld.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On July 08, 2005, the Company held its Annual Meeting of Shareholders.  The following item was submitted to a vote of shareholders through the solicitation of proxies:    Election of Directors

The following persons were elected to serve as directors on the Company’s Board of Directors until the 2006 Annual Meeting of Shareholders or until their successors have been duly elected and qualified or until the earlier of their resignation or removal.  Voting results were as follows:

	For	Against (1)
J. DOUGLAS CAGLE	4,635,721	26,050
PANOS KANES	4,658,971	2,800
G. BLAND BYRNE III	4,636,421	25,350
CANDACE CHAPMAN	4,636,300	25,471
EDWARD J. RUTKOWSKI	4,656,921	4,850
MARK M. HAM IV	4,613,650	48,121
GEORGE DOUGLAS CAGLE	4,636,221	25,550
JAMES DAVID CAGLE	4,636,221	25,550

(1)   In determining the results of voting, abstentions or authorizations withheld and broker nonvotes have the same effect as a vote against the nominated director.

Item 5. Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

  3.1 Articles of Incorporation of the Registrant. (2)

  3.2 Bylaws of the Registrant. (2)

14.1 Code of Ethics (3)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (1)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002  (1)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350  (1)

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350  (1)

(b) Reports on Form 8-K

1. The Company filed an 8-K on June 1, 2005, to furnish a press release announcing its results of operations for the fiscal year ended April 2, 2005.

2. The Company filed an DEF-14a on June 8, 2005, to furnish a definitive proxy statement.

3. The Company filed an ARS on June 8, 2005, to furnish an Annual Report to Security Holders.

4. The Company filed an DEFA-14a on June 10, 2005, to furnish a definitive proxy statement.

5. The Company filed an 10-K on June 30, 2005, to furnish an Annual report [Section 13 and 15(d), not S-K Item 405].

6. The Company filed an 8-K on August 04, 2005, to furnish a press release announcing its results of operations for the first quarter of 2006.

-------------

(1) Filed herewith.

(2) Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarter ended October 2, 2004.

(3) Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the year ended April 3, 2004.

No other reports on Form 8-K were filed during the first quarter of 2006 or in the subsequent interim period between July 2, 2005 and the date of this filing.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  08/05/05

/s/   J. Douglas Cagle                   /s/ Mark M. Ham IV

Chairman and C.E.O.                      Chief Financial Officer