Form 10-Q
period 2005-10-01
CAGLES INC
filed 2005-11-10
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 01, 2005

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

                                      2000 Hills Ave., Atlanta, Ga.,                                                                         30318

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

The Registrant had 4,742,998 shares of Class A Common Stock, outstanding as of October 01, 2005.

PART 1.  FINANCIAL INFORMATION

Item1. Financial Statements

Cagle's, Inc. & Subsidiary Consolidated Condensed Balance Sheets

October 1, 2005 and April 2, 2005

(In Thousands, Except Par Value)

(Period 10/1/05 Unaudited)

	10/01/05	04/02/05
ASSETS ----------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents	$ 1,172	$ 877
Trade accounts receivable, less allowance for doubtful accounts	11,448	11,370
Inventories	20,281	19,042
Note receivable	250	250
Refundable income taxes, current portion	712	559
Other current assets	955	589
Total current assets	34,818	32,687

Investments in unconsolidated affiliates	7,364	6,105
Property, plant and equipment, at cost:
Land	1,976	1,976
Buildings and improvements	56,265	56,103
Machinery, furniture and equipment	36,110	35,400
Autos and trucks	4,491	4,480
Construction in progress	4,957	3,381
	103,799	101,340
Less accumulated depreciation	(58,566)	(56,840)
Property, plant and equipment, net	45,233	44,500

OTHER ASSETS:
Long-term refundable income taxes	1,755	2,251
Deferred income taxes	3,262	5,003
Deferred financing costs, net	512	687
Other assets	2,716	3,059
Total other assets	8,245	11,000
TOTAL ASSETS	$ 95,660	$ 94,292

LIABILITIES AND STOCKHOLDERS' EQUITY ------
CURRENT LIABILITIES:
Current maturities of long-term debt	$ 3,476	$ 3,476
Accounts payable	12,504	11,563
Accrued expenses	4,191	4,668
Deferred income taxes	1,770	1,770
Total current liabilities	21,941	21,477

Long-term debt	24,817	26,534
Other noncurrent liabilities	-	475

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 9,000 shares authorized, 4,744 shares
issued and 4,743 shares outstanding	4,744	4,744
Treasury stock, at cost	(80)	(80)
Capital in excess of par value	4,198	4,198
Retained earnings	40,040	36,944
Total stockholders' equity	48,902	45,806
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 95,660	$ 94,292

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Consolidated Condensed Statements of Income
For the 13 weeks and 26 weeks ended October 1, 2005
and the 13 weeks and 26 weeks ended October 2, 2004
(In Thousands, except per share data)
(Unaudited)

	13 Weeks	13 Weeks	26 Weeks	26 Weeks
	ended	ended	ended	Ended
	10/1/2005	10/2/2004	10/1/2005	10/2/2004

Net sales:	$ 61,297	$ 64,021	$ 122,891	$ 131,173
Costs and expenses:
Cost of sales	55,618	57,642	112,600	112,697
Selling and delivery	1,853	1,644	3,454	3,211
General and administrative	1,659	1,612	3,297	2,966
Total costs and expenses	59,130	60,898	119,351	118,874

Operating income	2,167	3,123	3,540	12,299

Other income (expense):
Interest expense	(597)	(649)	(1,222)	(1,350)
Other income (expense), net	94	658	619	671

Earnings before equity in earnings of
unconsolidated affiliates and income taxes	1,664	3,132	2,937	11,620

Equity in earnings of unconsolidated affiliates	926	1,116	1,901	2,232
Income before income taxes	2,590	4,248	4,838	13,852

Income taxes provision	932	1,529	1,742	4,971
Net income	$ 1,658	$ 2,719	$ 3,096	$ 8,881

Weighted average shares outstanding
-Basic	4,743	4,743	4,743	4,743
-Diluted	4,743	4,743	4,743	4,743

Net income per common share
-Basic	$ 0.35	$ 0.57	$ 0.65	$ 1.87
-Diluted	$ 0.35	$ 0.57	$ 0.65	$ 1.87
Dividends per common share	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Consolidated Condensed Statements of Cash Flows
For the 26 weeks ended October 1, 2005 and October 2, 2004
(In Thousands) (Unaudited)

	10/1/2005	10/2/2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,096	$ 8,881

Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	2,053	1,927
Deferred income taxes	1,741	4,971
Income from unconsolidated affiliates, net of distributions	(1,259)	(1,762)
Gain on sales of property, plant & equip.	(594)	(672)
Changes in operating assets and liabilities:
Accounts receivables, net	(78)	(722)
Income tax receivables	343	367
Inventories	(1,239)	(1,790)
Note receivable	-	583
Other current assets	(366)	(323)
Accounts payable	941	(5,950)
Accrued expenses	(477)	(1,097)
Total adjustments	1,065	(4,468)
Net cash provided by operating activities	4,161	4,413

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	594	673
Purchases of property, plant, and equipment	(2,611)	(590)
Decrease in other assets	343	333
Decrease in other liabilities	(475)	-
Net cash provided (used) by investing activities	(2,149)	416

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital lease obligations	(1,717)	(4,312)
Net cash used by financing activities	(1,717)	(4,312)

NET INCREASE IN CASH	295	517

CASH AT BEGINNING OF PERIOD	877	11
CASH AT END OF PERIOD	$ 1,172	$ 528

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$ 1,218	$ 1,355
Income taxes	$ 49	$ 255

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary

Notes to Consolidated Condensed Financial Statements

(In Thousands, Except Per Share Data)

October 1, 2005

1. Basis of Presentation

Interim Period Accounting Policies

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and its wholly owned subsidiary Cagle Farms, Inc.  (collectively, the "Company") as of October 1, 2005, and the results of their operations for the 13 and 26 weeks ended October 1, 2005 and the 13 and 26 weeks ended October 2, 2004. Results of operations for the 13 and 26 weeks ended October 1, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending April 1, 2006.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Although the Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended April 2, 2005.

2.  Computation of net income per share

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks	13 Weeks	26 Weeks	26 Weeks
	ended	ended	ended	Ended
	10/1/2005	10/2/2004	10/1/2005	10/2/2004
Net Income	$ 1,658	$ 2,719	$ 3,096	$ 8,881

Weighted Average Shares Outstanding
-Basic	4,743	4,743	4,743	4,743
-Diluted	4,743	4,743	4,743	4,743

Net Income Per Common Share
-Basic	$ 0.35	$ 0.57	$ 0.65	$ 1.87
-Diluted	$ 0.35	$ 0.57	$ 0.65	$ 1.87
Dividends Per Common Share	$ -	$ -	$ -	$ -

3.  Investments in Unconsolidated Affiliates

The Company accounts for its investments in its unconsolidated affiliates using the equity method.  The Company's share of earnings from these affiliates totaled $926 for the 13 weeks ended October 1, 2005, and $1,116 for the 13 weeks ended October 2, 2004. The Company's share of earnings from these affiliates totaled $1,901 for the 26 weeks ended October 1, 2005, and $2,232 for the 26 weeks ended October 2, 2004.

4.  Other Non-Recurring Activities

During the 26 weeks ended October 1, 2005 and the 26 weeks ended October 2, 2004 the Company had no non-recurring activity.

5. Inventories consisted of the following:

	October 1, 2005	April 2, 2005
Finished product	$ 5,081	$ 3,843
Field inventory and breeders	11,015	11,354
Feed, eggs, and medication	3,170	2,963
Supplies	1,015	882
	$ 20,281	$ 19,042

6. Major accounting policies

Refer to the company’s 2005 annual report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies.

7.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results may vary from those estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            For the 13 and 26 weeks ended October 1, 2005

The disclosures in this quarterly report are complementary to those made in the company’s 2005 annual report on Form 10-K.

Results of Operations

Net sales for the second quarter of fiscal 2006 were $61.3 million compared with $64 million for the same period a year ago, a decrease of 4%. For the quarter, net income was $1.7 million or $.35 per diluted share as compared to $2.7 million or $.57 per diluted share for the second quarter of fiscal 2005. Tonnage sold increased by 17% for the second quarter 2006 as compared with the second quarter 2005. Pounds produced in the second quarter were 4.3% higher than the second quarter of 2005. Our operations are now processing at full capacity and are expected to maintain that volume going forward.

Net sales for the first six months of fiscal 2006 were $122.9 million compared with $131.2 million for the same period a year ago, a decrease of 6%. For the six month period, net income was $3.1 million or $.65 per diluted share as compared to $8.9 million or $1.87 per diluted share for the like period of fiscal 2005. Ready to cook pounds produced increased by 7.2% for year to date 2006 as compared with the same period of 2005.

Average quoted market prices for the first six months were 21% less when compared to the same period for fiscal 2005 and were reflected in our Company’s 20% lower price per pound sold during that same period. The market price for boneless breast for the second quarter of fiscal 2006 averaged $1.41 as compared with the second quarter of 2005 average of $1.86 per pound and was 33% lower for the first six months of fiscal 2006 versus the first six months of fiscal 2005. Although the H5H1 “Bird Flu” found in Asia has never been reported in the United States, current public sentiment regarding the virus is negatively influencing poultry markets. The Asian countries that have had outbreaks raise their chickens, ducks, and geese in an open, outdoor environment, which is believed to be a significant contributing factor to the virus’s incubation and its infectious transfer.  This contrasts with U.S. chicken producers who maintain modern, enclosed facilities which are monitored to ensure sanitary conditions. As the consuming public becomes better informed regarding these appreciable differences in poultry production and the safe, wholesome nature of our industry’s product we believe markets will rebound.

Cost of sales per pound produced for the second quarter of fiscal 2006 was $.62 as compared to $.67 for the first quarter, or a decrease of 7.5%. For the first six months of fiscal 2006 cost of sales per pound produced was $.65 as compared to $.70 for the first six months of fiscal 2005, or 7% lower. Feed ingredient prices for broilers processed in the second quarter of 2006 decreased 15.6% as compared to the second quarter of 2005 and were 20% lower for the first six months of 2006 versus 2005. Both corn and soybean crops are well into harvest and crop production appears adequate to provide stable prices for the remainder of our current fiscal year.

Selling, Delivery and Administrative Expenses

As a group, these expenses increased 8% for the 13 weeks, and 9% for the 26 weeks, ended October 1, 2005 versus the 13 and 26 weeks ended October 2, 2004. This increase was chiefly due to rising fuel costs which increased 79.5% for the 13 weeks, and 46.7% for the 26 weeks. Smaller increases in amortizations, payroll and insurance costs also contributed to the increases in this category.

Interest Expense

Interest expense decreased 8% for the 13 weeks, and 9.5% for the 26 weeks, ended October 1, 2005 versus the 13 and 26 weeks ended October 2, 2004. This is reflective of decreased borrowings.

Other Income

The Company had no non-recurring activity during the 13 and 26 weeks ended October 1, 2005, or during the 13 weeks and 26 weeks ended October 2, 2004.

Equity in Earnings of Unconsolidated Affiliates

The Company's interest in earnings of unconsolidated affiliates was $926 for the 13 weeks and $1,901 for the 26 weeks ended October 1, 2005. These earnings reflect a 17% decrease for the 13 weeks and a 15% decrease for the 26 weeks as compared to October 2, 2004. These decreases resulted from varying production volume.

Income Taxes

The provision for income taxes reflects the Company's estimated liability for income taxes net of any credits to which the Company may be entitled. The Company has classified the income tax benefit as a non-current tax asset in anticipation of application of loss carry forwards in future periods.

Financial Condition

As of October 1, 2005, the Company's working capital was $12.9 million and its current ratio was 1.59. The Company’s working capital at April 02, 2005 was $11.2 million and its current ratio was 1.52. The Company has spent $2.6 million on capital projects in the first six months of fiscal 2006. This has been funded through normal cash flow. The Company has an existing $14 million revolving credit facility which was untapped as of October 1, 2005. On October 7, 2005 an 8-K was filed to announce that the Company signed an amendment, effective as of September 30, 2005, to the Syndicated Line of Credit, Term Loan and Security Agreement (the "Agreement"), which was originally entered into on December 20, 2004, with AgSouth Farm Credit, ACA, an agricultural credit association, and RBC Centura Bank, a bank organized under the laws of the State of North Carolina. The primary changes to the Agreement relate to interest rates and an extension of the term of the agreement.  The maturity date has been extended to December 21, 2007.  The rate for the revolving credit line will be a variable rate equal to the 90-day LIBOR rate published by the Wall Street Journal plus the following respective margins:

Borrowers’ Ratio of

Applicable Margin

Funded Debt/EBITDA

Above the Libor Rate

 >2.5

3.625%  (362.5 basis points)

= or <2.5, but >1.85

3.25% (325 basis points)

= or <1.85, but >1.20

2.875% (287.5 basis points)

= or <1.20, but >1.00

2.5% (250 basis points)

= or <1.00

2.125% (212.5 basis points)

The rate for the term loan will be a variable rate equal to the rate for the revolving credit line plus .5%. No other changes to the Agreement materially modify the description in the Company’s 8-K filing dated December 21, 2004.

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

Accrued Self Insurance.

Insurance expense for casualty claims and employee-related health care benefits is estimated using historical experience and actuarial estimates. Stop-loss coverage is maintained with third party insurers to limit the Company’s total exposure. Certain categories of claim liabilities are actuarially determined. The assumptions used to arrive at periodic expenses are reviewed regularly by management. However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

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

(b) Reports on Form 8-K

1. The Company filed an 8-K on August 4, 2005, to furnish a press release announcing its results of operations for the quarter ended July 2, 2005.

2. The Company filed an 8-K on October 7, 2005, to furnish details of an amended loan facility.

3. The Company filed an 8-K on November 3, 2005, to furnish a press release announcing its results of operations for the quarter ended October 1, 2005.

-------------

(1) Filed herewith.

(2) Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarter ended October 2, 2004.

(3) Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the year ended April 3, 2004.

No other reports on Form 8-K were filed during the second quarter of 2006 or in the subsequent interim period between October 1, 2005 and the date of this filing.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  11/09/05

/s/   J. Douglas Cagle                   /s/ Mark M. Ham IV

Chairman and C.E.O.                      Chief Financial Officer