Form 10-Q
period 2005-12-31
CAGLES INC
filed 2006-02-10
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

(404) 355-2820

(Registrant’s telephone number, including area code)

--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                           X   Yes            ____ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.. (Check one):

Large accelerated filer   _____                                       Accelerated filer   _____                                             Non-accelerated filer    X         .

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                            Yes          X    No

The Registrant had 4,742,998 shares of Class A Common Stock, outstanding as of December 31, 2005.

PART 1.  FINANCIAL INFORMATION

Item1. Financial Statements

Cagle's, Inc. & Subsidiary Consolidated Balance Sheets
December 31, 2005 and April 2, 2005
(In Thousands, Except Par Value)
(Period 12/31/05 Unaudited)
	December 31, 2005	April 2, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 1,738	$ 877
Trade accounts receivable, less allowance for doubtful accounts	12,200	11,370
Inventories	19,838	19,042
Note receivable	250	250
Refundable income taxes, current portion	615	559
Other current assets	697	589
Total current assets	35,338	32,687

Investments in unconsolidated affiliates	8,064	6,105

Property, plant and equipment, at cost:
Land	1,976	1,976
Buildings and improvements	58,787	56,103
Machinery, furniture and equipment	38,158	35,400
Vehicles	4,806	4,480
Construction in progress	466	3,381
	104,193	101,340
Less accumulated depreciation	(59,707)	(56,840)
Property, plant and equipment, net	44,486	44,500

OTHER ASSETS:
Long-term refundable income taxes	1,695	2,251
Deferred income taxes	3,562	5,003
Deferred financing costs, net	425	687
Other assets	2,595	3,059
Total other assets	8,277	11,000
TOTAL ASSETS	$ 96,165	$ 94,292

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$ 3,476	$ 3,476
Accounts payable	12,864	11,563
Accrued expenses	3,944	4,668
Deferred income taxes	1,770	1,770
Total current liabilities	22,054	21,477

Long-term debt	25,743	26,534
Other noncurrent liabilities	-	475

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 9,000 shares authorized, 4,744
shares issued and 4,743 shares outstanding	4,744	4,744
Treasury stock, at cost	(80)	(80)
Capital in excess of par value	4,198	4,198
Retained earnings	39,506	36,944
Total stockholders' equity	48,368	45,806
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 96,165	$ 94,292
The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Consolidated Statements of Operations
For the 13 weeks and 39 weeks ended December 31, 2005
and the 13 weeks and 39 weeks ended January 1, 2005
(In Thousands, except per share data)
(Unaudited)

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	ended	ended	ended	ended
	12/31/2005	1/1/2005	12/31/2005	1/1/2005

Net sales	$ 59,495	$ 54,594	$ 182,386	$ 185,767
Costs and expenses:
Cost of sales	57,942	51,715	170,542	164,412
Selling and delivery	1,870	1,550	5,325	4,760
General and administrative	1,475	1,503	4,771	4,469
Total costs and expenses	61,287	54,768	180,638	173,641

Operating income (loss)	(1,792)	(174)	1,748	12,126

Other income (expense):
Interest expense	(562)	(653)	(1,784)	(2,004)
Other income, net	503	65	1,122	736

Earnings or (loss) before equity in earnings of
unconsolidated affiliates and income taxes	(1,851)	(762)	1,086	10,858

Equity in earnings of unconsolidated affiliates	1,016	941	2,917	3,173
Income (loss) before income taxes	(835)	179	4,003	14,031

Income taxes provision (benefit)	(301)	64	1,441	5,036
Net income (loss)	$ (534)	$ 115	$ 2,562	$ 8,995

Weighted average shares outstanding
-Basic	4,743	4,743	4,743	4,743
-Diluted	4,743	4,743	4,743	4,743

Net income (loss) per common share
-Basic	$ (0.11)	$ 0.02	$ 0.54	$ 1.90
-Diluted	$ (0.11)	$ 0.02	$ 0.54	$ 1.90
Dividends per common share	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Consolidated Statements of Cash Flows
For the 39 weeks ended December 31, 2005 and January 1, 2005
(In Thousands) (Unaudited)
	12/31/2005	1/1/2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,562	$ 8,995

Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	3,321	2,921
Deferred income taxes	1,441	5,026
Income from unconsolidated affiliates, net of distributions	(1,959)	(1,495)
Gain on sales of property, plant & equip.	(929)	(727)
Changes in operating assets and liabilities:
Accounts receivables, net	(830)	1,024
Income tax receivables	500	510
Inventories	(796)	(335)
Other current assets	(108)	(232)
Accounts payable	1,301	(6,928)
Accrued expenses	(724)	(2,262)
Total adjustments	1,217	(2,498)
Net cash provided by operating activities	3,779	6,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	929	728
Purchases of property, plant, and equipment	(3,024)	(1,728)
Payments received on note receivable	-	750
Decrease in other assets	(32)	367
Decrease in other liabilities	-	(355)
Net cash used by investing activities	(2,127)	(238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital lease obligations	(791)	(13,644)
Proceeds from issuance of long-term debt	-	11,816
Payments of deferred financing costs	-	(652)
Net cash used by financing activities	(791)	(2,480)
NET INCREASE IN CASH	861	3,779

CASH AT BEGINNING OF PERIOD	877	11
CASH AT END OF PERIOD	$ 1,738	$ 3,790

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$ 1,778	$ 2,019
Income taxes	$ 106	$ 255
The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

December 31, 2005

1. Basis of Presentation

Interim Period Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and its wholly owned subsidiary Cagle Farms, Inc.  (collectively, the "Company") as of December 31, 2005, and the results of their operations for the 13 and 39 weeks ended December 31, 2005 and the 13 and 39 weeks ended January 1, 2005. Results of operations for the 13 and 39 weeks ended December 31, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending April 1, 2006.

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

2.  Computation of net income per share

The following table sets forth the computation of basic and diluted earnings per share:

	13 wks ended	13 wks ended	39 wks ended	39 wks ended
	12/31/2005	1/1/2005	12/31/2005	1/1/2005
Net Income (loss) as reported	$ (534)	$ 115	$ 2,562	$ 8,995

Weighted Average Shares Outstanding
-Basic	4,743	4,743	4,743	4,743
-Diluted	4,743	4,743	4,743	4,743

Net Income Per Common Share
-Basic	$ (0.11)	$ 0.02	$ 0.54	$ 1.90
-Diluted	$ (0.11)	$ 0.02	$ 0.54	$ 1.90
Dividends Per Common Share	$ -	$ -	$ -	$ -

3.  Investments in Unconsolidated Affiliates

The Company accounts for its investments in its unconsolidated affiliates using the equity method.  The Company's share of earnings from these affiliates totaled $1,016 for the 13 weeks ended December 31, 2005, and $941 for the 13 weeks ended January 1, 2005. The Company's share of earnings from these affiliates totaled $2,917 for the 39 weeks ended December 31, 2005, and $3,173 for the 39 weeks ended January 1, 2005.

4.  Other Non-Recurring Activities

During the 39 weeks ended December 31, 2005 and the 39 weeks ended January 1, 2005 the Company had no non-recurring activity.

5. Inventories consisted of the following:

	December 31, 2005	April 2, 2005
Finished Product	5,164	3,843
Field Inventory and Breeders	10,435	11,354
Feed, Eggs, and Medication	3,300	2,963
Supplies	939	882
	$ 19,838	$ 19,042

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

            For the 13 and 39 weeks ended December 31, 2005

The disclosures in this quarterly report are complementary to those made in the Company’s 2005 annual report on Form 10-K.

Results of Operations

Net sales for the third quarter of fiscal 2006 were $59.5 million compared with $54.6 million for the same period a year ago, an increase of 8.98%. For the quarter, net income was a loss of $.5 million, or ($.11) per diluted share, as compared to net income of $.1 million, or $.02 per diluted share, for the third quarter of fiscal 2005. Tonnage sold increased by 15% for the third quarter of fiscal 2006, as compared with the third quarter of fiscal 2005.

Net sales for the first nine months of fiscal 2006 were $182.4 million compared with $185.8 million for the same period a year ago, a decrease of 1.82%. For the nine month period, net income was $2.6 million, or $.54 per diluted share, as compared to $9 million, or $1.90 per diluted share, for the like period of fiscal 2005.

Average quoted market prices for the first nine months were 17.5% less when compared to the same period for fiscal 2005 and were reflected in our Company’s 15.6% lower price per pound sold during that same period. The market price for boneless breast for the third quarter of fiscal 2006 averaged $1.14 as compared with the third quarter of 2005 average of $1.34 per pound and was 28% lower for the first nine months of fiscal 2006 versus the first nine months of fiscal 2005. Perhaps more dramatic is the price decline in dark meat items where quoted prices for leg quarters fell 29% joined with drumsticks which fell 37% from the second to the third quarter of 2006. From December 2004 to December 2005 reported USDA freezer stocks of leg quarters have more than doubled, increasing by approximately 100 million pounds and will continue to pressure markets in the foreseeable future. These changes are precipitated by the slowing of international consumption of poultry products particularly in the Asian and Eastern European countries where avian influenza has been widely identified. Cagle’s has taken exhaustive precautions to prevent an influenza occurrence within our Company’s flocks and continues to participate in the National Poultry Improvement Plan (NPIP) which includes monitoring and testing of our birds for Avian Influenza. We expect to see a recovery in demand and pricing as education throughout our markets continues, assuring our customers of the value and safety of our country’s product.

Cost of sales rose 12.04% for the third quarter and 3.73% for the first 39 weeks of fiscal 2006 versus the comparable periods of fiscal 2005, indicative of the increased volumes processed at our facilities. Energy cost increased for the third quarter and first 39 weeks of fiscal 2006 by 35.5% and 26.3%, respectively. Volumes have now stabilized as our facilities are running at full capacity and energy costs are expected to remain at higher levels for the foreseeable future. Feed ingredient prices for broilers processed in the third quarter of 2006 were close to equal to those for the third quarter of 2005 and were 14% lower for the first nine months of 2006 versus 2005.

Selling, Delivery and Administrative Expenses

As a group, these expenses increased 9.6% for the 13 weeks, and 9.4% for the 39 weeks, ended December 31, 2005 versus the 13 and 39 weeks ended January 1, 2005. Higher fuel costs, amortizations, payroll and insurance costs contributed to the increase in this category.

Interest Expense

Interest expense decreased 14% for the 13 weeks, and 11% for the 39 weeks, ended December 31, 2005 versus the 13 and 39 weeks ended January 1, 2005. This is reflective of decreased borrowings.

Other Income

The Company had no non-recurring activity during the 13 and 39 weeks ended December 31, 2005, or during the 13 weeks and 39 weeks ended January 1, 2005.

Equity in Earnings of Unconsolidated Affiliate

The Company's interest in earnings of unconsolidated affiliate was $1,016 for the 13 weeks and $2,917 for the 39 weeks ended December 31, 2005. These earnings reflect an 8% increase for the 13 weeks and an 8% decrease for the 39 weeks as compared to January 1, 2005. These fluctuations resulted from varying production volume.  Summarized combined unaudited statements of operations information for unconsolidated affiliates follow:

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Net sales	$ 53,900	$ 57,160	$ 185,910	$ 257,124
Gross profit	8,333	8,430	24,734	26,780
Operating income	4,217	3,785	12,859	12,274
Income before taxes	3,189	2,992	9,865	10,267

Income Taxes

The provision for income taxes reflects the Company's estimated liability for income taxes net of any credits to which the Company may be entitled. The Company has classified the income tax benefit as a non-current tax asset in anticipation of application of loss carry forwards in future periods.

Liquidity and Capital Resources

As of December 31, 2005, the Company's working capital was $13.3 million and its current ratio was 1.60. The Company’s working capital at April 02, 2005 was $11.2 million and its current ratio was 1.52. The Company has spent $3 million on capital projects in the first nine months of fiscal 2006. This has been funded through operating cash flow. The Company has an existing $14 million revolving credit facility of which $12.2 was available as of December 31, 2005. On October 7, 2005, an 8-K was filed to announce that the Company signed an amendment, effective as of September 30, 2005, to the Syndicated Line of Credit, Term Loan and Security Agreement (the "Agreement"), which was originally entered into on December 20, 2004, with AgSouth Farm Credit, ACA, an agricultural credit association, and RBC Centura Bank, a bank organized under the laws of the State of North Carolina. The primary changes to the Agreement relate to interest rates and an extension of the term of the agreement.  (Refer to 8-K filed October 7, 2005)

We believe that our cash flow provided by operations will be adequate to cover our fiscal 2006 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our credit facilities or operating leases.

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

Livestock and Poultry Disease. Outbreaks of livestock diseases in general and poultry disease in particular, can significantly restrict our ability to conduct our operations. We take extensive precautions to ensure that our flocks are healthy and that our processing plants and other facilities operate in a sanitary and environmentally sound manner. However, events beyond our control, such as the outbreak of disease, could significantly restrict our ability to conduct our operations. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our fresh chicken, to or from our suppliers, facilities or customers, or require us to destroy one or more of our flocks. This could result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our ability to market our products successfully and on our business, reputation and prospects.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section  906 of the Sarbanes-Oxley Act of 2002 (1)

(b) Reports on Form 8-K

1. The Company filed an 8-K on October 7, 2005, to furnish details of an amended loan facility.

2. The Company filed an 8-K on November 3, 2005, to furnish a press release announcing its results of operations for the quarter ended October 1, 2005.

3. The Company filed an 8-K on February 2, 2006, to furnish a press release announcing its results of operations for the quarter ended December 31, 2005.

-------------

(1) Filed herewith.

(2) Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarter ended October 2, 2004.

(3) Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the year ended April 3, 2004.

No other reports on Form 8-K were filed during the third quarter of 2006 or in the subsequent interim period between December 31, 2005 and the date of this filing.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  2/08/06

/s/   J. Douglas Cagle                   /s/ Mark M. Ham IV

Chairman and C.E.O.                      Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

CERTIFICATION BY CO-PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, J. Douglas Cagle, Chairman and Chief Executive Officer of Cagle’s, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended December 31, 2005 of Cagle’s, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date: February 8, 2006

By: /s/ J. Douglas Cagle

J. Douglas Cagle

Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

CERTIFICATION BY CO-PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Mark M. Ham IV, Chief Financial Officer of Cagle’s, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended December 31, 2005 of Cagle’s, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date: February 8, 2006

By: /s/ Mark M. Ham IV

Mark M. Ham IV

Chief Financial Officer

Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350

(Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

In connection with the Quarterly Report on Form 10-Q of Cagle’s, Inc. (the “Company”) for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), J. Douglas Cagle , as Chief Executive Officer of the Company, and Mark M. Ham IV, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 8, 2006

By: /s/ J. Douglas Cagle

J. Douglas Cagle

Chief Executive Officer

By: /s/ Mark M. Ham IV

Mark M. Ham IV

Chief Financial Officer