Form 10-Q/A
period 2005-10-01
CAGLES INC
filed 2006-02-23
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

FORM 10-Q/A

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

Description of Amendment No. 1

February 20, 2006

The purpose of the amended filing is to clarify the following areas of Form 10-Q for the Quarterly Period Ended October 1, 2005.

General

1.

Summarized financial information of the unconsolidated entities pursuant to Rule 10-01(b) (1) of Regulation S-X has been included in the Equity in Earnings of Unconsolidated Affiliates comment section of Item 2.

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

	13 Weeks	13 Weeks	26 Weeks	26 Weeks
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	$ 68,233	$ 98,872	$ 132,010	$ 199,964
Gross profit	8,416	8,747	16,402	18,349
Operating income	4,516	4,447	8,642	8,490
Income before taxes	3,483	3,721	6,676	7,274

Revenue Recognition, page 7

2.

We have restated our comment on revenue recognition to specifically address standard and cost plus customers.

Revenue Recognition.

The Company recognizes revenue from standard and cost plus customers when the following criteria are met: persuasive evidence of an agreement exists, delivery occurred and product accepted, the Company’s price to the buyer is fixed and determinable, and collection is reasonably assured.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  02/21/06

/s/   J. Douglas Cagle                   /s/ Mark M. Ham IV

Chairman and C.E.O.                      Chief Financial Officer