Form 10-K/A
period 2005-04-02
CAGLES INC
filed 2006-02-24
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

                                                        None                                                          .

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    X   YES    ___ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.           Yes        X   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      X   YES    ___ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      X   YES    ___ NO

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation s-k (§ 229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part iii of this form 10-k or any amendment to this FORM 10-K.          .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act”.

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

   Class A Common Stock at $1.00 par value                   4,742,998 shares at $1.00 par value   .

DOCUMENTS INCORPORATED BY REFERENCE:

  Parts of the following documents are incorporated by reference in Part III of this form 10-K report:

  1) proxy statements for registrant's 2005 annual meeting of shareholders-      Items 10, 11, 12, 13, and 14.

February 16, 2006

The purpose of the amended filing is to clarify the following areas of Form 10-K for the fiscal year ended April 2, 2005.

General

1.

Dates starting on page 22 have been expanded, no amounts have changed.

Consolidated Balance Sheets
April 2, 2005 and April 3, 2004
(In Thousands, Except Par Values)
	April 2, 2005	April 3, 2004
ASSETS
Current assets
Cash and cash equivalents	$ 877	$ 11
Trade accounts receivable, less allowance for doubtful accounts
of $369 and $601 in 2005 and 2004, respectively	11,370	11,662
Inventories	19,042	19,329
Note receivable	250	1,000
Refundable income taxes, current portion	559	1,068
Other current assets	589	657
Total current assets	32,687	33,727
Investments in and receivables from unconsolidated affiliates	6,105	4,041

Property, plant and equipment, at cost
Land	1,976	1,976
Buildings and improvements	56,103	57,854
Machinery, furniture and equipment	35,400	43,612
Vehicles	4,480	4,639
Construction in progress	3,381	-
	101,340	108,081
Less accumulated depreciation	56,840	63,857
Property, plant and equipment, net	44,500	44,224

Other assets
Long-term refundable income taxes	2,251	2,390
Deferred financing costs, net	687	169
Deferred income taxes	5,003	11,892
Other assets	3,059	3,576
Total other assets	11,000	18,027
Total assets	$ 94,292	$ 100,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$ 3,476	$ 2,921
Accounts payable	11,563	18,367
Accrued expenses	4,668	6,675
Deferred income taxes	1,770	2,237
Total current liabilities	21,477	30,200

Long-term debt	26,534	34,552
Other noncurrent liabilities	475	1,000

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 9,000 shares authorized, 4,744
shares issued and 4,743 shares outstanding in 2005 and 2004	4,744	4,744
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	4,198	4,198
Retained earnings	36,944	25,405
Total stockholders' equity	45,806	34,267
Total liabilities and stockholders' equity	$ 94,292	$ 100,019
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
April 2, 2005, April 3, 2004 and March 29, 2003
(In Thousands, Except Par Values)
	April 2, 2005	April 3, 2004	March 29, 2003

Net sales	$ 246,343	$ 304,507	$ 313,800

Costs and expenses
Cost of sales	217,024	309,605	326,352
Selling and delivery	6,451	8,107	9,745
General and administrative	6,891	10,000	8,200
Total costs and expenses	230,366	327,712	344,297

Operating income (loss)	15,977	(23,205)	(30,497)

Other income (expense)
Gain on sale of unconsolidated affiliates	-	-	12,914
Interest expense	(2,649)	(7,018)	(8,156)
Other income (expense), net	549	(3,915)	(1,037)
Other income (expense), net	(2,100)	(10,933)	3,721

Income (loss) before equity in earnings of
unconsolidated affiliates and income taxes	13,877	(34,138)	(26,776)

Equity in earnings of unconsolidated affiliates	4,129	3,371	4,446

Income (loss) before income taxes	18,006	(30,767)	(22,330)

Income taxes provision (benefit)	6,467	(13,042)	(9,058)

Net income (loss)	$ 11,539	$ (17,725)	$ (13,272)

Weighted average common shares outstanding
Basic	4,743	4,743	4,743

Diluted	4,743	4,743	4,743

Per common share
Net income (loss)
Basic	$ 2.43	$ (3.74)	$ (2.80)

Diluted	$ 2.43	$ (3.74)	$ (2.80)

The accompanying notes are an integral part of these consolidated financial statements.

j.     Earnings per share –

	April 2, 2005	April 3, 2004	March 29, 2003

Weighted average common shares	4,743	4,743	4,743
Incremental shares from assumed
conversions of options	-	-	-

Weighted average common shares and
dilutive potential common shares	4,743	4,743	4,743

2.

Deferred Financing Costs

Deferred financing costs	$ 896	$ 245
Accumulated amortization	(209)	(76)

Net deferred financing costs	$ 687	$ 169

3.

Long-Term Debt

	April 2, 2005	April 3, 2004
Term note payable; fixed interest rate of 7.86%,
principal and interest payable monthly of $290,
through maturity on April 1, 2011; secured by the
Collinsville plant and Rockmart feedmill.	$ 23,477	$ 25,396

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
maturity on January 30, 2007; secured by accounts receivable, inventories and property, plant and equipment, excluding the Collinsville plant and Rockmart feedmill.
Repaid in 2005.	-	4,833

Other notes payable at varying interest rates
and maturities. Repaid in 2005.	-	13
	30,010	37,473
Less current maturities	(3,476)	(2,921)
Long-term debt, less current maturities	$ 26,534	$ 34,552

4.

Income Taxes

Income tax benefits are reflected in the consolidated statements of operations as follows:

	April 2, 2005	April 3, 2004	March 29, 2003
Current tax provision (benefit)	$ 45	$ 2,563	$ (563)
Change in valuation allowance	-	(2,614)	-
	45	(51)	(563)

Deferred tax expense (benefit)	6,422	(12,991)	(8,495)
	$ 6,467	$ (13,042)	$ (9,058)

A reconciliation between income taxes computed at the federal statutory rate and the Company’s income tax rate is as follows:

	April 2, 2005	April 3, 2004	March 29, 2003

Federal income taxes at statutory rate	$ 6,122	$ (10,396)	$ (7,593)
State income taxes	777	(624)	(456)
Change in valuation allowance	-	(2,614)	-
Jobs and investment tax credits	(690)	(680)	(680)
Other	258	1,272	(329)

	$ 6,467	$ (13,042)	$ (9,058)

Components of the net deferred income tax asset (liability) at  and  relate to the following:

	April 2, 2005	April 3, 2004
Deferred income tax assets
Tax credit carryforwards	$ 9,702	$ 7,663
Net operating loss carryforwards	9,438	17,456
Accrued expenses	522	705
Other	216	389
	19,878	26,213
Less valuation allowance	(4,150)	(4,150)
	15,728	22,063
Deferred income tax liabilities
Family farm cash-basis deferral	(2,288)	(2,439)
Inventories	(1,806)	(2,732)
Property and depreciation	(5,860)	(4,430)
Income from joint ventures	(1,956)	(2,260)
Other	(585)	(547)
	(12,495)	(12,408)

Net deferred income tax asset	$ 3,233	$ 9,655

8.

Investments in Unconsolidated Affiliates

	April 2, 2005	April 3, 2004	March 29, 2003

Sales	$ 6,425	$ 23,140	$ 426
Purchases	-	-	27
Accounts receivable	-	413	-
Accounts payable	-	-	-
Administrative service fees	756	746	746

	April 2, 2005	April 3, 2004

Current assets	$ 24,729	$ 37,217
Noncurrent assets	53,459	58,238

Total assets	$ 78,188	$ 95,455

Current liabilities	$ 6,702	$ 18,885
Noncurrent liabilities	51,157	63,174
Owners' equity	20,329	13,396

Total liabilities and owners' equity	$ 78,188	$ 95,455

General

1.       On the Consolidated Statement of Cash Flows unnecessary zeros have been deleted.

Consolidated Statements of Cash Flows
For the Years Ended April 2, 2005, April 3, 2004, and March 29, 2003
(In Thousands)
	April 2, 2005	April 3, 2004	March 29, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 11,539	$ (17,725)	$ (13,272)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	3,841	10,457	14,109
Impairment loss	-	18,528	-
Amortization	133	253	365
Gain on sale of property, plant and equipment	(572)	(2)	(286)
Gain on sale of unconsolidated affiliates	-	-	(12,914)
Income from unconsolidated affiliates, net of distributions	(2,064)	138	(1,620)
Deferred income taxes expense (benefit)	6,422	(12,991)	(8,495)
Changes in operating assets and liabilities
Trade accounts receivable, net	292	1,614	2,397
Inventories	287	8,158	6,689
Refundable income taxes	648	1,068	5,490
Other current assets	68	(81)	(17)
Accounts payable	(6,804)	(1,913)	(3,863)
Accrued expenses	(2,007)	(2,862)	690
Net cash provided by (used in) operating activities	11,783	4,642	(10,727)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,277)	(411)	(1,176)
Proceeds from sale of property, plant and equipment	377	43,920	459
Proceeds from sale of unconsolidated affiliates	-	-	56,737
Payments received on notes receivable	1,105	-	-
Increase in other assets	(8)	(29)	(1,836)
Decrease in other liabilities	-	(159)	(3,911)
Net cash provided by (used in) investing activities	(2,803)	43,321	50,273
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on revolving line of credit	$ -	$ 6,231	$ -
Proceeds from issuance of long-term debt	11,816	6,099	378
Payments of long-term debt	(19,279)	(60,330)	(39,711)
Payments of deferred financing costs	(651)	(52)	(214)
Proceeds from exercise of stock options	-	-	10
Net cash used in financing activities	(8,114)	(48,052)	(39,537)
Net increase (decrease) in cash and cash equivalents	866	-89	9
Cash and cash equivalents at beginning of year	11	100	91
Cash and cash equivalents at end of year	877	11	100
Supplementary disclosures of cash flow information
Cash paid during the year for interest	2,664	9,132	6,572
Income taxes paid (refunded), net	66	(1,119)	(6,151)
Supplementary disclosures of non-cash transactions
Note receivable received from sale of property, plant and equipment	$ -	$ 1,000	$ -
Write-off of note receivable	170	-	-

Revenue Recognition, page 20

2.

We have restated our comment on revenue recognition to specifically address standard and cost plus customers.

c.

Revenue recognition – The Company recognizes revenue from standard and cost plus customers when the following criteria are met: persuasive evidence of an agreement exists, delivery occurred and product accepted, the Company’s price to the buyer is fixed and determinable, and collection is reasonably assured.

Controls and Procedures, page 31

3.

We have restated our comment on controls and procedures to properly reflect paragraph (c) of Item 308 of the Regulation S-K.

As of April 2, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective as of April 2, 2005, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cagle's, Inc.

BY:   /s/  J. Douglas Cagle

               Chairman and Chief Executive Officer & President

               February 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 21, 2006:

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