Form 10-K
period 2006-04-01
CAGLES INC
filed 2006-06-15
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   April 01, 2006                 or

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

     $   18,202,625.43    (based on $10.39 per share closing price on October 01, 2005)    .

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Class A Common Stock at $1.00 par value                   4,742,998 shares at $1.00 par value   .

DOCUMENTS INCORPORATED BY REFERENCE:

  Parts of the following documents are incorporated by reference in Part III of this form 10-K report:

  1) proxy statements for registrant's 2006 annual meeting of shareholders-      Items 10, 11, 12, 13, and 14.

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

Dispositions

The Company had no significant dispositions during the year ended April 1, 2006. The Company demolished a non-operating feed mill in Dalton, Ga. during the year ended April 2, 2005.

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

The Company currently processes approximately 2 million birds per week in its two processing plants. Of the Company's total production, approximately 450,000 head per week are deboned.

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

Employees and Labor Relations

The Company employs approximately 1,909 persons of whom approximately 32% are covered by a collective bargaining agreement. The Company believes its relationship with the bargaining groups and other employees is good.

Seasonal Variations in Business

The seasonal demand for the Company's products is highest during the late spring and summer months and is normally lowest during the winter months.

Major Customers

Sales to the Company's largest customer represent 14%, 11%, and 13%, of net sales during fiscal 2006, 2005, and 2004, respectively. The Company also had sales in 2006 to another customer which represented 8% of net sales.

Backlog

The Company had no material backlog of orders existing as of April 01, 2006.

Competition

The Company is a leading regional integrated poultry processor.  The Company's products compete in the marketplace with comparable products of approximately ten national and regional producers in the areas of quality, service, and price.  The Company believes its small bird focus, flexibility and accessibility are positive factors enhancing the Company's competitive position.

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

Item 1A:  Risk Factors

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

Contamination of Products. If our products become contaminated, we may be subject to product liability claims and product recalls. This could affect our ability to conduct our operations and demand for our products.

Livestock and Poultry Disease (including Avian Influenza). Outbreaks of livestock diseases in general and poultry disease in particular, can significantly restrict our ability to conduct our operations and demand for our products. We take extensive precautions to ensure that our flocks are healthy and that our processing plants and other facilities operate in a sanitary and environmentally sound manner. However, events beyond our control, such as the outbreak of disease, could significantly affect our ability to conduct our operations. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our fresh chicken, to or from our suppliers, facilities or customers, or require us to destroy one or more of our flocks. This could result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our ability to market our products successfully and on our business, reputation and prospects.

In recent months there has been substantial publicity regarding a highly pathogenic strain of avian influenza known as H5N1, which has been affecting Asia since 2002 and which has recently been found in Eastern Europe.  It is widely believed that H5N1 is being spread by migratory birds such as ducks and geese.  There have also been some cases where H5N1 is believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease.

H5N1 has not been identified in North America.  With a potential spread to North America of the H5N1 strain, there can be no assurance that it will not materially adversely affect the demand for North American poultry both in domestic and international markets.  There is also no assurance that it would not significantly affect our ability to conduct our operations and demand for our products.

Insurance. We are exposed to risks relating to product liability, product recall, property damage and injuries to persons for which insurance coverage is expensive, limited and potentially inadequate. Our business operations entail a number of risks including risks relating to product liability claims, product recalls, property damage and injuries to persons.  We currently maintain insurance coverage of certain of these risks, but no assurances can be given that such insurance can be maintained in the future on acceptable terms or in sufficient amounts to protect us against losses attributable to certain events, or at all.  Additionally, even though coverage may be designed to protect us from losses from certain events, it may not adequately protect us from liability and expenses we incur related to such events.

Significant Competition. Competition in the chicken industry with other vertically integrated poultry companies and other protein sources could adversely affect our business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2:  Properties

Production and Facilities

Breeding and Hatching

The Company supplies its broiler chicks by producing all of its own hatching eggs from breeder flocks owned by the Company.  These breeder flocks are maintained on 37 contract grower farms.  In addition, the replacement breeder pullets are maintained on 14 contract grower farms where the breeders are reared from one day old to approximately 21 weeks old and then moved to the breeder farm where they begin to produce eggs at about 25 weeks of age.  These farms are located in north Georgia and Tennessee.

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

The independent contract growers provide the housing, equipment, utilities, and labor to grow the baby chicks to market age, which varies from five to seven weeks, depending on the market for which they are intended.  The Company supplies the baby chicks, the feed, and all veterinary and technical services. Title to the birds remains with the Company at all times.  The contract growers are paid on live weight and are guaranteed a minimum rate with various incentives based upon a grower's performance as compared to other growers whose birds are marketed during the same week.  These contract farms are located in Georgia and Alabama.

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

Item 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter of fiscal 2006.

Item 4A:  Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 14, 2006 and is incorporated herein by reference.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed and principally traded on the American Stock Exchange, ticker symbol CGLA. As of April 1, 2006, there were 147 stockholders of record of the Company’s Class A common stock. Under current loan agreements, issuance of dividends must be consented to by debt holders.

Quarterly dividend data and market highs and lows for the past two years were:

	Fiscal 2006			Fiscal 2005
	Dividend	High	Low	Dividend	High	Low
Quarter:
First	$ -	$ 11.69	$ 9.00	$ -	$ 15.75	$ 8.25
Second	-	12.75	8.75	-	17.10	12.15
Third	-	10.60	7.47	-	13.20	8.60
Fourth	-	10.20	5.75	-	16.15	8.70

Item 6:  Selected Consolidated Financial Data

Five Year Selected Financial Data
(In Thousands, Except Per Share Data)
	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 1, 2006	April 2, 2005	April 3, 2004	March 29, 2003	March 30, 2002
OPERATING RESULTS:
Net sales ......................	$ 237,266	$ 246,343	$ 304,507	$ 313,800	$ 353,792
Costs & expenses .......	240,918	230,366	327,712	344,297	375,557
Operating income (loss).	(3,652)	15,977	(23,205)	(30,497)	(21,765)

Interest expense ............	(2,407)	(2,649)	(7,018)	(8,156)	(9,852)
Other income, net .........	5,195	4,678	(544)	16,323	12,171

(Loss) income before income taxes .	(864)	18,006	(30,767)	(22,330)	(19,446)
(Benefit) provision for income taxes	(290)	6,467	(13,042)	(9,058)	(12,485)
Net income (loss) ..........	$ (574)	$ 11,539	$ (17,725)	$ (13,272)	$ (6,961)

FINANCIAL POSITION:
Working capital .........	$ 9,416	$ 11,210	$ 3,527	$ (49,235)	$ 14,324
Total assets .................	95,204	94,292	100,019	171,777	239,951
Long-term debt and capital
lease obligations ..................	25,869	26,534	34,552	23,479	114,885
Stockholders’ equity......	45,232	45,806	34,267	51,992	64,397

PERFORMANCE
PER COMMON SHARE:
Net income (loss):
Basic .............................	$ 0.12)	$ 2.43	$ (3.74)	$ (2.80)	$ (1.47)
Diluted ...........................	(0.12)	2.43	(3.74)	(2.80)	(1.47)
Dividends ......................	–	–	–	–	–
Book value at the end of the year..	9.54	9.66	7.22	10.96	13.58
Average number of common shares
outstanding:
Basic .............................	4,743	4,743	4,743	4,743	4,741
Diluted ...........................	4,743	4,743	4,743	4,743	4,741

Notes to selected financial data:

Fiscal year 2006

Revenues declined by 3.7% as compared to 2005. This decrease can be attributed to two factors. A decrease in our average selling price of 18.7% for the twelve months of 2006; quoted market prices declined approximately 20% for the same period; and a 4% increase in production tonnage for 2006 compared to 2005; this increase was impacted by a 3.6% decrease in production tonnage for the fourth quarter of 2006.

Debt was reduced by $.5 million in 2006.  Interest expense was reduced in 2006 by 9% as compared to the same period a year ago.

Selling and delivery expenses increased by13%. This increase reflects increases in fuel costs, utilities and commission expenses.

General and administrative expenses decreased by 6.54%. This decrease reflects reductions in payroll costs, legal fees, rental equipment and professional expenses.

The Company’s share of earnings of unconsolidated affiliates decreased by 4% due to the affiliates’ decreases in volumes processed.

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

Selling, delivery and general administrative expenses as a group declined by 4% as compared to 2001; however, there was some shifting of expenses within the categories as selling expenses increased and general and administrative expenses declined.  Increases were mainly payroll related as sales staffing was increased and increases in commissions of 71%.  Legal expenses were lower by 12.2% as the litigation in which the Company is involved began to reach more mature stages.

Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Cagle’s Inc., our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with- our consolidated financial statements and the accompanying notes (“Notes”).

General

We are in a highly stratified industry with the top five producers accounting for 59 percent of poultry production in this country and the next twenty accounting for 36 percent.  Our Company currently produces ready to cook product of 6.7 million pounds (note 1) per week placing it in the top twenty-five integrated broiler companies ranked by ready to cook pounds. Cagle’s produces a product which differentiates itself from the average broiler company; as industry live weights approach 6 pounds per head our birds weigh approximately 4 pounds per head. While this difference impacts the fixed cost per unit at our operations, we believe it serves our Company by allowing us to compete for a value added customer profile namely the fast-food, institutional, and deli markets. We believe that this is a market segment that we excel in and can provide our customers with distinctive, quality product to fit their needs at margins necessary to offset the higher cost per unit brought about by the smaller live weight.

In the last six months of our fiscal year Avian Influenza had a dramatic impact on our industry and Company. While the highly pathogenic H5N1 strain has never been identified in the United States the majority of US exports are destined for markets in countries where this virus has been identified. These markets, principally Asia and Eastern Europe have seen a marked decrease in poultry consumption which has resulted in an increase in product to be consumed in our country. To a large extent, our industry exports consist of the dark meat portion of the broiler, specifically leg quarters and drumsticks. Freezer inventory in the United States has doubled on these items from this time last year and as a result market prices for leg quarters decreased over 55% from our second quarter to our fourth quarter. Of significance is a recently announced purchase by the USDA of $32.5 million of leg quarters. Current prices have improved reflecting our governments purchase commitment as well as what appears to be recovering export demand as consumers worldwide once again understand that properly prepared poultry products continue to provide excellent value.

Industry breeder placements for calendar year 2005 increased 1.4% and for the first three months of calendar year 2006 increased 3%. For calendar 2005 ready to cook broiler pounds produced increased 3.8% to 36.1 billion pounds and are projected to increase by 2.08% in calendar year 2006. April beef stocks in freezers are 30% above year ago levels and with pork production up by 2.5%, supportive of the projection that there will be an excess of protein products available to consumers for the remainder of this calendar year.

During fiscal 2006 our subsidiary, Cagle’s Farms, Inc. has improved its relative performance within our industry and is providing a competitive cost for live broilers at the proper size and age for our processing plants and eventual markets. With our hatchery expansion completed in early 2005 Cagle’s Farms facilities have adequate capacity to supply our processing plants at full volume. Our processing facilities are properly equipped to continue to support the Company’s expansion into its chosen product mix of small, tender broilers which are utilized by delicatessens and fast food providers throughout the country.

As of this printing the corn crop is fully planted with the USDA projecting a decrease of 3.8 million acres and a crop of 10.55 billion bushels. Projected use of corn expands 6 percent to a record 11.6 billion bushels as domestic use for ethanol production is estimated to increase 34% to 2.15 billion bushels. Ending stocks are projected at 1.1 billion bushels or down about half from year earlier levels.  Soybean production is projected at 3,080 million bushels with ending stocks projected at a record 650 million bushels up 85 million bushels from last year. Weather will play a key role in ingredient supplies and related pricing this year.

Poor markets reflected by below normal prices primarily as a result of lower worldwide demand continue to impact our financial statements. The Company currently has no material commitment regarding capital expenditures for fiscal 2007 and will consider utilizing operating lease options when appropriate.

Year 2006 compared to 2005

The Company had available $10 million in established lines of credit as of April 1, 2006 versus $14 million in availability as of April 2, 2005. Interest expense was reduced in 2006 by $242 thousand, a 9% reduction, as compared to the same period a year ago.

Revenues declined by 3.7% as compared to 2005. This decrease can be attributed to two factors. A decrease in our average selling price of 18.7% for the twelve months of 2006; quoted market prices declined approximately 20% for the same period; and a 4% increase in production tonnage for 2006 compared to 2005; this increase was impacted by a 3.6% decrease in production tonnage for the fourth quarter of 2006.

Gross margins were 4.3% for 2006 as compared to 11.9% for 2005. Fiscal 2005 gross margins were impacted by settlements received by the Company as a result of litigation involving manufacturers of vitamins utilized in the feeding of our live birds in the amount of $43 thousand.  When this settlement is removed, the gross margin was 11.9% for 2005. The deterioration from 2006 to 2005 is due primarily to market price pressures caused by overproduction by the industry and the impact of avian influenza on export markets. This caused the lowest breast markets in recent history and created an abundance of freezer stocks; at the same time energy costs experienced recent historical highs. Freight costs also rose dramatically toward the end of the year.

The Company has increased the capacity of its hatchery, through an addition to the existing building. During the year ended April 1, 2006, $700 thousand, funded through cash flow; was expended on this construction. This addition increased our hatchery capacity by 26%.

Finished feed costs averaged 9.89% lower than the previous year. USDA projections for 2006/07 reflect production reductions of 5% for corn and .2% for soybeans. Global corn stocks are estimated to reach a twenty year low; while soybean stocks are expected to reach record highs.

Selling and delivery expenses increased by 13%, as compared to 2005. This reflects increases in fuel costs, payroll costs, and commission expenses.

General and administrative expenses decreased by 6%, as compared to 2005. This decrease reflects reductions in payroll costs and professional expenses.

Interest Expense

Interest expense for 2006 was 9% lower than for 2005, resulting from lower debt levels throughout the year.

Other Income

Other income is primarily from payments received in 2006 from sales of assets.

Equity in earnings of unconsolidated affiliates

The Company’s share of earnings of unconsolidated affiliates decreased by 4% as compared to 2005, due to the affiliates’ decreases in volumes processed.

Income taxes

The Company records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid.  Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.  Effective in fiscal 1989, the Revenue Act of 1987 rescinded the cash-basis method of accounting for tax purposes previously used for the Company’s farming operations.  Previously recorded income tax liabilities of $3,389 were indefinitely deferred.  Under tax laws enacted in 1997, such liabilities are required to be amortized into taxable income over a twenty-year period.  At April 1, 2006, the Company has federal net operating loss carryforwards of $14,090, which are available to offset future taxable income.  These loss carryforwards expire in various amounts from 2022 through 2026.  The Company has federal and state tax credit carryforwards of $11,852, which are available to reduce income taxes through 2015.  Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for a significant portion of the deferred tax asset associated with the tax credit carryforwards.

Year 2005 compared to 2004

The Company had available $14 million in established lines of credit as of April 2, 2005 versus $3 million in availability as of April 3, 2004. Term debt was reduced by $7.5 million in 2005; this, with the reduction of $48 million in debt in the fourth quarter of 2004, reduced interest expense by $4.4 million for the year, as compared to 2004.

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

Financial condition & liquidity

The Company had available (unused) $10 million in established lines of credit as of April 1, 2006.

Analysis of cash flows

For the year ended April 1, 2006, the Company provided cash from operating activities of $2,716, due primarily to a reduction in accounts payables and to non-cash charges of depreciation and amortization.

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

Cash flows provided by (used in) investing activities were $(2,019), $(2,803), and $43,321 for the fiscal years 2006, 2005, and 2004, respectively. The increase in 2006 is due to acquisitions of property, plant and equipment. The increase in cash used in investing activities for fiscal 2005 is primarily due to the acquisition of property, plant and equipment. The decrease in cash provided by investing activities for fiscal 2004 is reflective of the sale of property, plant, and equipment.

Cash flows used in financing activities were $496, $8,114 and $48,052 for the fiscal years 2006, 2005 and 2004, respectively. Cash used in financing activities for fiscal 2006, 2005 and 2004 reflects the retirement of long-term debt.

Tabular disclosure of contractual obligations

Contractual obligations at April 1, 2006 were as follows:

Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long Term Debt Obligations	$ 29,514	$ 3,645	$ 11,706	$ 5,113	$ 9,050
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	960	246	480	234	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total	$ 30,474	$ 3,891	$ 12,185	$ 5,347	$ 9,050

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

Revenue recognition

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

Contingent liabilities.

The Company is subject to lawsuits, investigations and other claims related to wage and hour/labor, securities, environmental, product and other matters, and are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after considerable analysis of each individual issue. These reserves may change in the future due to changes in the Company’s assumptions, the effectiveness of strategies, or other factors beyond the Company’s control.

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

New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement No. 123R “Share-Based Payment”, as amended, which revised Statement No. 123, “Accounting for Stock-Based Compensation” and superceded APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company currently does not have any stock based compensation plans.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  The Company does not believe that the adoption of SFAS No. 154 will have a material impact on the consolidated financial statements.

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

Item 8:  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors

Cagle’s, Inc. and Subsidiary

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Cagle’s, Inc. (a Georgia corporation) and Subsidiary as of April 1, 2006 and April 2, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended April 1, 2006, April 2, 2005 and April 3, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cagle’s, Inc. and Subsidiary as of April 1, 2006 and April 2, 2005, and the consolidated results of their operations and their cash flows for the years ended April 1, 2006, April 2, 2005 and April 3, 2004, in conformity with accounting principles generally accepted in the United States of America.

Moore Stephens Frost, PLC

Independent Registered Public Accounting Firm

Little Rock, Arkansas

May 12, 2006

Cagle's, Inc. & Subsidiary
Consolidated Balance Sheets
April 1, 2006 and April 2, 2005
(In Thousands, Except Par Value)
	April 1, 2006	April 2, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 1,078	$ 877
Trade accounts receivable, less allowance for doubtful accounts
of $320 and $369 in 2006 and 2005, respectively	11,454	11,370
Inventories	19,840	19,042
Note receivable	-	250
Refundable income taxes, current portion	813	559
Other current assets	334	589
Total current assets	33,519	32,687

Investments in and receivables from unconsolidated affiliates	8,740	6,105

Property, plant and equipment, at cost:
Land	1,976	1,976
Buildings and improvements	58,940	56,103
Machinery, furniture and equipment	38,904	35,400
Vehicles	4,504	4,480
Construction in progress	-	3,381
	104,324	101,340
Less accumulated depreciation	60,872	56,840
Property, plant and equipment, net	43,452	44,500

OTHER ASSETS:
Long-term refundable income taxes	828	2,251
Deferred income taxes	5,720	5,003
Deferred financing costs, net	338	687
Other assets	2,607	3,059
Total other assets	9,493	11,000
TOTAL ASSETS	$ 95,204	$ 94,292

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$ 3,645	$ 3,476
Accounts payable	14,516	11,563
Accrued expenses	4,236	4,668
Deferred income taxes	1,706	1,770
Total current liabilities	24,103	21,477

Long-term debt	25,869	26,534
Other noncurrent liabilities	-	475

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 9,000 shares authorized, 4,744 shares
issued and 4,743 shares outstanding	4,744	4,744
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	4,198	4,198
Retained earnings	36,370	36,944
Total stockholders' equity	45,232	45,806
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 95,204	$ 94,292
The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Consolidated Statements of Operations
For the Years Ended April 1, 2006, April 2, 2005 and April 3, 2004
(In Thousands, except per share data)

	2006	2005	2004

Net sales	$ 237,266	$ 246,343	$ 304,507
Costs and expenses
Cost of sales	227,136	217,024	309,605
Selling and delivery	7,314	6,451	8,107
General and administrative	6,468	6,891	10,000
Total costs and expenses	240,918	230,366	327,712

Operating Income (Loss)	(3,652)	15,977	(23,205)

Other income (expense)
Interest expense	(2,407)	(2,649)	(7,018)
Other income (expense), net	1,238	549	(3,915)
Total other income (expense), net	(1,169)	(2,100)	(10,933)

Income (Loss) before equity in earnings of
unconsolidated affiliates and income taxes	(4,821)	13,877	(34,138)

Equity in earnings of unconsolidated affiliates	3,957	4,129	3,371
Income (Loss) before income taxes	(864)	18,007	(30,767)

Income taxes (benefit) provision	(290)	6,467	(13,042)
Net Income (loss )	$ (574)	$ 11,539	$ (17,725)

Weighted average common shares outstanding
Basic	4,743	4,743	4,743
Diluted	4,743	4,743	4,743

Per common share
Net Income (loss )
Basic	$ (0.12)	$ 2.43	$ (3.74)
Diluted	$ (0.12)	$ 2.43	$ (3.74)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity
For the Years Ended April 1, 2006, April 2, 2005, and April 3, 2004
(In Thousands)

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, March 29, 2003	4,744	$ 4,744	(1)	$ (80)	$ 4,198	$ 43,130	$ 51,992

Net loss						(17,725)	(17,725)

Balance, April 3, 2004	4,744	4,744	(1)	(80)	4,198	25,405	34,267

Net Income						11,539	11,539

Balance, April 2, 2005	4,744	4,744	(1)	(80)	4,198	36,944	45,806

Net loss						(574)	(574)

Balance, April 1, 2006	4,744	$ 4,744	(1)	$ (80)	$ 4,198	$ 36,370	$ 45,232

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended April 1, 2006, April 2, 2005 and April 3, 2004
(In Thousands)

	2006	2005	2004
Cash flows from operating activities
Net income (loss)	$ (574)	$ 11,539	$ (17,725)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation	4,223	3,841	10,457
Impairment loss	-	-	18,528
Amortization	349	133	253
Gain on sale of property, plant and equipment	(929)	(572)	(2)
Income from unconsolidated affiliates, net of distributions	(2,635)	(2,064)	138
Deferred income taxes expense (benefit)	(781)	6,422	(12,991)
Changes in operating assets and liabilities
Trade accounts receivable, net	(84)	292	1,614
Inventories	(798)	287	8,158
Refundable income taxes	1,169	648	1,068
Other current assets	255	68	(81)
Accounts payable	2,953	(6,804)	(1,913)
Accrued expenses	(432)	(2,007)	(2,862)
Net cash provided by operating activities	2,716	11,783	4,642

Cash flows from investing activities
Purchases of property, plant and equipment	(3,175)	(4,277)	(411)
Proceeds from sale of property, plant and equipment	929	377	43,920
Payments received on notes receivable	250	1,105	-
Increase in other assets	(23)	(8)	(29)
Decrease in other liabilities	-	-	(159)
Net cash provided (used) by investing activities	(2,019)	(2,803)	43,321

Cash flows from financing activities
Net proceeds on revolving line of credit	2,980	-	6,231
Proceeds from issuance of long-term debt	-	11,816	6,099
Payments of long-term debt	(3,476)	(19,279)	(60,330)
Payments of deferred financing costs	-	(651)	(52)
Net cash used by financing activities	(496)	(8,114)	(48,052)

Net increase (decrease) in cash and cash equivalents	201	866	(89)

Cash and cash equivalents at beginning of year	877	11	100

Cash and cash equivalents at end of year	$ 1,078	$ 877	$ 11

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$ 2,404	$ 2,664	$ 9,132
Income taxes paid (refunded), net	28	66	(1,119)

Supplemental disclosures of non-cash items
Note receivable received from sale of property, plant and equipment	$ -	$ -	$ 1,000
Write-off of note receivable	-	170	-

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

f.

Inventories – Live field inventories of broilers are stated at cost and breeders are stated at cost, less accumulated amortization.  Breeder costs are accumulated up to the production stage and amortized into broiler costs over the estimated production lives based on monthly egg production.  In line with industry standards, the Company does not reduce live inventories to net realizable value when margins are negative.  Finished products; feed, eggs and medication; and supplies are stated at the lower of cost (first-in, first-out method) or market.  Inventories at April 1, 2006 and April 2, 2005 consist of the following:

	2006	2005

Finished products	$ 4,250	$ 3,843
Field inventory and breeders	11,269	11,354
Feed, eggs and medication	3,438	2,963
Supplies	883	882

	$ 19,840	$ 19,042

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

i.

Employee insurance claims – The Company is self-funded under a minimum premium arrangement for the majority of employee claims under its group health plan.  From May 1992, the union employees of the Company were covered for health insurance under a union health plan.  Starting in January 2003, these employees began receiving health insurance coverage under the Company sponsored plan.  The Company is self-insured for the majority of its workers’ compensation risks.  The Company’s insurance programs are administered by risk management specialists.  Insurance coverage is obtained for catastrophic workers’ compensation and group health exposures, as well as those risks required to be insured by certain state laws.  The Company’s accrual for group health and workers’ compensation liabilities of $1,426 and $1,170 as of April 1, 2006 and April 2, 2005, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

j.

Earnings per share – Net income amounts presented in the accompanying consolidated statements of operations represent amounts available to common stockholders.  The following table reconciles the denominator of the basic and diluted earnings per share computations:

	2006	2005	2004

Weighted average common shares	4,743	4,743	4,743
Incremental shares from assumed
conversions of options	-	-	-

Weighted average common shares and
dilutive potential common shares	4,743	4,743	4,743

k.

Fiscal year – The Company’s fiscal year closing date is the Saturday nearest March 31.  The year ended April 3, 2004 includes operations for a fifty-three week period.  The years ended April 1, 2006 and April 2, 2005 include operations for fifty-two week periods.

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

m.

Fair value of financial instruments – The book values of cash, trade accounts receivable, accounts payable, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments.  The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for debt of similar terms and maturities.  Under this method, the Company’s fair value of long-term debt was not significantly different from the stated value at April 1, 2006 and April 2, 2005.

n.

Accounting for the impairment of long-lived assets – SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superceded and amended SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets.

In 2004, the Company entered into negotiations to sell certain assets making up the “Perry Complex” (see Note 6).  Upon entering into a letter of intent related to this sale, the Company determined that the carrying values of the underlying assets exceeded their fair values.  Consequently, the Company recognized an impairment loss in its third quarter of 2004 totaling $18,528, which represents the excess of the carrying values of the assets over their fair values, less costs to sell.  The impairment loss was recorded as a component of cost of sales in the accompanying consolidated statements of operations for the year ended April 3, 2004.  Based upon management’s assessment of the impairment indicators for the remaining assets, management determined that upon testing the expected future net cash flows to be generated from these assets, no impairment losses had occurred in the fiscal years ended 2006, 2005 or 2004.

o.

Shipping and handling costs – Shipping and handling costs are included in cost of sales in the accompanying consolidated statements of operations and totaled $9,651, $7,511 and $9,139 in fiscal years 2006, 2005 and 2004, respectively.

2.

Deferred Financing Costs

Deferred financing costs consist of the following at April 21 2006 and April 2, 2005:

	2006	2005

Deferred financing costs	$ 896	$ 896
Accumulated amortization	(558)	(209)
Net deferred financing costs	$ 338	$ 687

Future finite lived intangible asset amortization expense is as follows:

2007	$ 242
2008	25
2009	24
2010	24
2011	23
$ 338

As discussed in Note 3, the Company obtained new financing with a financial institution during 2005.  In conjunction with this refinancing, the Company capitalized financing costs incurred in the amount of $651, which has a two-year life.

3.

Long-Term Debt

Long-term debt consists of the following at April 1, 2006 and April 2, 2005:

	2006	2005
Term note payable; fixed interest rate of 7.86%,
principal and interest payable monthly of $290,
through maturity on April 1, 2011; secured by the
Collinsville plant and Rockmart feedmill.	$ 21,401	$ 23,477

Term note payable; variable interest rate of LIBOR plus
3.75% (8.625% at April 1, 2006), principal and interest
payable monthly of $117, through maturity on April 1,
2011; secured by accounts receivable, inventory and
property, plant and equipment, excluding the
Collinsville plant and Rockmart feedmill.	5,133	6,533

Revolving line of credit, maturing December 21, 2006,
interest payable monthly, variable interest rate of
LIBOR plus 3.25% (8.125% at April 1, 2006); secured
by accounts receivable, inventories and property, plant
and equipment, excluding the Collinsville plant and
Rockmart feedmill.	2,980	-
	29,514	30,010
Less current maturities	3,645	3,476

Long-term debt, less current maturities	$ 25,869	$ 26,534

During 2005, the Company secured new financing through a new term loan and a revolving line of credit through a financial institution.  The proceeds obtained through this financing were used to pay off previous debt obligations.  As such, the Company has entered into new debt agreements that contain certain restrictive covenants.  These covenants along with covenants already in place require that the Company maintain (1) a minimum fixed charge coverage ratio, as defined in the debt agreement; (2) a minimum fixed charged coverage ratio; (3) an adjusted EBITDA above a specified amount; (4) capital expenditures not to exceed certain limits; (5) an actual net worth above a specified amount; (6) a current ratio, as defined in the debt agreement.  The Company was either in compliance with these covenants at April 1, 2006 or had obtained waivers from its lender.

Aggregate maturities of long-term debt during the years subsequent to April 1, 2006 are as follows:

2007	$ 3,645
2008	9,141
2009	2,565
2010	2,456
2011	2,657
Thereafter	9,050

$ 29,514

4.

Income Taxes

The Company records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid.  Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

Effective in fiscal 1989, the Revenue Act of 1987 rescinded the cash-basis method of accounting for tax purposes previously used for the Company’s farming operations.  Previously recorded income tax liabilities of $3,389 were indefinitely deferred.  Under tax laws enacted in 1997, such liabilities are required to be amortized into taxable income over a twenty-year period.

Income tax benefits are reflected in the consolidated statements of operations as follows:

	2006	2005	2004

Current tax provision	$ 22	$ 45	$ 2,563
Change in valuation allowance	469	-	(2,614)
	491	45	(51)
Deferred tax expense (benefit)	(781)	6,422	(12,991)

	$ (290)	$ 6,467	$ (13,042)

A reconciliation between income taxes computed at the federal statutory rate and the Company’s income tax rate is as follows:

	2006	2005	2004

Federal income taxes at statutory rate	$ (294)	$ 6,122	$ (10,396)
State income taxes	(17)	777	(624)
Change in valuation allowance	469	-	(2,614)
Jobs and investment tax credits	(1,025)	(690)	(680)
Other	577	258	1,272

	$ (290)	$ 6,467	$ (13,042)

Components of the net deferred income tax asset (liability) at April 1, 2006 and April 2, 2005 relate to the following:

	2006	2005
Deferred income tax assets
Tax credit carryforwards	$ 10,681	$ 9,702
Net operating loss carryforwards	9,339	9,438
Accrued expenses	264	522
Other	171	216
	20,455	19,878
Less valuation allowance	(4,619)	(4,150)
	15,836	15,728

Deferred income tax liabilities
Family farm cash-basis deferral	$ (2,236)	$ (2,288)
Inventories	(1,794)	(1,806)
Property and depreciation	(5,955)	(5,860)
Income from joint ventures	(1,609)	(1,956)
Other	(228)	(585)
	(11,822)	(12,495)

Net deferred income tax asset	$ 4,014	$ 3,233

At April 1, 2006, the Company has federal net operating loss carryforwards of $14,090, which are available to offset future taxable income.  These loss carryforwards expire in various amounts from 2022 through 2026.

The Company has federal and state tax credit carryforwards of $11,852, which are available to reduce income taxes through 2015.  Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for a portion of the deferred tax asset associated with the tax credit carryforwards.

5.

Stockholders’ Equity

Beginning in 1990, the Board of Directors (the “Board”) authorized the purchase of up to $2,500 of the Company’s stock on the open market.  In February 2000, the Board increased the authorized amount to $15,000.  As of April 1, 2006, 636,240 shares had been repurchased by the Company at a total cost of $9,054.  The Company has accounted for these shares as being retired.

6.

Sales of Facilities

On January 30, 2004, the Company sold certain assets comprising the “Perry Complex”, (a poultry processing plant in Perry, Georgia, a feed mill and hatchery in Forsyth, Georgia, and related assets and inventories), to Perdue Farms, Inc. (“Perdue”) for $45,000 for the property, plant and equipment and $6,725 for certain inventories associated with the assets.  The price of the property, plant and equipment was subject to a $1,000 hold back, contingent upon completion of certain post-closing projects.  As of April 1, 2006, all post-closing projects have been completed and all amounts have been received in full.  The price for the inventories included an estimated prepayment for live poultry to be delivered in the ordinary course of grow out.

There are no material relationships between Perdue and the Company or any of the Company’s affiliates, directors or officers, or any associates of any director or officer of the Company.

On December 3, 2001, the Company sold its idled processing facility in Macon, Georgia to an unrelated party for a purchase price of $6,800.  The Company received a cash payment subsequent to closing of $75 and a non-recourse note receivable secured by a first mortgage bearing interest at 6.0% per annum for the balance.  The purchaser defaulted on the note, and on July 1, 2003, the Company foreclosed on the collateral.  The Company is currently marketing this facility and expects to realize a sales price in excess of the facility’s carrying value.  However, management does not have a formalized plan to sell this facility and thus has not classified this asset as held for sale.  As of April 1, 2006, this facility has been reflected in property, plant and equipment in the accompanying consolidated balance sheets.

On September 29, 2001, the Company entered into an agreement to sell an idled processing facility in Atlanta to an unrelated party for $3,500.  Under the terms of the agreement, the Company received a cash payment at closing of $2,500 and an unsecured note receivable bearing interest at 7.5% per annum for the balance.  Interest under this note was payable quarterly commencing on December 1, 2001 and continuing through September 1, 2006.  Starting April 1, 2002, and continuing each April 1 thereafter, the Company was to receive principal payments equal to the lesser of $200 or five percent (5%) of excess cash flows, as defined in the note agreement.  Any remaining outstanding principal balance on the note is due and payable on September 28, 2006.  Repayment of the note receivable has been guaranteed by the majority stockholder of the purchaser.  The resulting gain on this sale of $1,000 had been deferred at April 3,

2004 to be recognized as the note was collected.  During 2004, the purchaser filed Chapter 11 bankruptcy.  In 2005, the Company collected $355 through the bankruptcy court on this note receivable.  Additionally, in 2006, the Company settled with the majority stockholder for $475.  The Company wrote-off the remaining $170 in 2005.

7.

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

The Company occasionally sells eggs and broilers to and purchases processed products from unconsolidated affiliates.  In addition, the Company performs certain management and administrative services for unconsolidated affiliates.  Sales to, purchases from, accounts payable to and receivable from, and service fees charged to unconsolidated affiliates are summarized as follows:

	2006	2005	2004
Sales	$ -	$ 6,425	$ 23,140
Purchases	-	-	-
Accounts receivable	-	-	413
Accounts payable	-	-	-
Administrative service fees	818	756	746

7.   Investments in Unconsolidated Affiliates (cont.)

The Company accounts for its investments in affiliates using the equity method.  The Company’s share of affiliates’ earnings was $3,957, $4,129 and $3,371 for fiscal years 2006, 2005 and 2004, respectively.  The Company’s share of the affiliates’ earnings are based on the audited results for the years ended December 31, 2005 and January 1, 2005, adjusted for the unaudited results for interim periods.

Summarized combined unaudited balance sheet information for unconsolidated affiliates as of April 1, 2006 and April 2, 2005 is as follows:

	2006	2005
Current assets	$ 25,456	$ 24,729
Non-current assets	51,958	53,459

Total assets	$ 77,414	$ 78,188

Current liabilities	$ 6,299	$ 6,702
Non-current liabilities	41,960	51,157
Owners' equity	29,155	20,329

Total liabilities and owners' equity	$ 77,414	$ 78,188

Summarized combined unaudited statements of operations information for unconsolidated affiliates for fiscal years 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Net sales	$ 252,063	$ 319,509	$ 243,323
Gross profit	33,010	34,550	30,214
Operating income	17,310	16,501	13,397
Income before taxes	13,233	13,599	11,311

8.

Major Customers

The Company had sales to one individual customer (“A”), which exceeded ten percent of total sales for fiscal years 2006, 2005 and 2004.  The Company had sales in excess of ten percent from another customer (“B”) in fiscal year 2005.  Accounts receivable and sales from these customers as of and for the years ended April 1, 2006, April 2, 2005 and April 3, 2004 were as follows:

	Sales		Accounts Receivable
Fiscal Year	Amount	Percentage	Amount	Percentage

Customer A
2006	$ 33,445	14%	$ 1,488	13%
2005	27,583	11%	1,558	14%
2004	41,002	13%	1,732	14%

Customer B
2005	24,721	10%	111	1%

9.

Benefit Plans

Under a collective bargaining agreement, the Company contributes to a multi-employer pension plan for the benefit of certain employees who are union members.  A separate actuarial valuation for this plan is not made for the Company.  Accordingly, information with respect to accumulated plan benefits and net assets available for benefits is not available.  Under the Employee Retirement Income Security Act of 1974, as amended in 1980, an employer, upon withdrawal from a multi-employer plan, is required, in certain cases, to continue funding its proportionate share of the plan’s unfunded vested benefits.  The Company’s contribution rate is a fixed-dollar amount per eligible employee.  The Company made total contributions to the union plan of $134, $142 and $142 in fiscal years 2006, 2005 and 2004, respectively.

The Company has a 401(k) retirement plan for employees not covered by a collective bargaining agreement.  Under the plan, the Company matches contributions up to two percent of participating employees’ salaries.  Additional contributions may be made at the discretion of the Company’s Board.  The Company made matching contributions of $205, $184 and $255 in fiscal years 2006, 2005 and 2004, respectively.  No discretionary Company contributions have been made to this plan.

The Company does not provide postretirement medical or other benefits to employees.

10.

Other Non-Recurring Income

During the years ended April 2, 2005 and April 3, 2004, the Company received $43 and $2,160, respectively, which represents recovery from the settlement of lawsuits involving vitamin manufacturers.  This recovery is included as a reduction of cost of sales in the accompanying consolidated statements of operations.

11.

Commitments and Contingencies

The Company leases certain of its buildings, equipment and vehicles under non-cancelable operating leases.  The consolidated statements of operations include rental expense relating to these operating leases of $1,052, $1,278 and $2,861 in fiscal years 2006, 2005 and 2004, respectively.

At April 1, 2006, future minimum payments under non-cancelable operating leases were as follows:

2007	$ 246
2008	240
2009	240
2010	205
2011	29
$ 960

The Company was involved, as were many other companies in the industry, in purported class action litigation brought on by several independent growers.  During fiscal 2002, the Company settled a portion of the lawsuits by paying $598.  During the year ended March 29, 2003, the Company settled another portion of the lawsuits by paying $1,400.  At April 1, 2006, the Company continues to vigorously defend the two remaining grower lawsuits, both of which are pending on appeals by the growers, after summary judgment was granted in favor of the Company.  The Company has not accrued any losses in connection with the remaining lawsuits.

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

At April 1, 2006, the Company had a total of 1,909 employees.  Of this total, 1,727 are hourly workers and 182 are salaried.  Approximately 35% of the Company’s hourly employees are represented by a union.  None of the Company’s salaried employees are represented by a union.  The existing union agreement will expire on November 2008.

12.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables or other financial instruments with a variety of customers and cash and cash investments deposited with financial institutions.

Concentrations of credit risk, with respect to accounts receivable and other financial instruments, are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable.

The Company, at various times throughout the years, maintained cash balances with certain financial institutions in excess of Federal Deposit Insurance Corporation (“FDIC”) insured limits.  As of April 1, 2006 and April 2, 2005, the Company had $657 and $765, respectively, in financial institutions in excess of federally insured amounts.

13.

Quarterly Financial Data (Unaudited)

Quarterly financial data is as follows (in thousands, except per share data):

				Earnings
				Per Share
		Operating	Net	(Basic and
	Net Sales	Income (Loss)	Income (Loss)	Diluted)

Fiscal year 2006 quarter ended:
July 2, 2005	$ 61,593	$ 1,372	$ 1,439	$ 0.30
October 1, 2005	61,297	2,167	1,658	0.35
December 31, 2005	59,495	(1,792)	(534)	(0.11)
April 1, 2006	54,881	(5,399)	(3,137)	(0.66)

Fiscal year 2005 quarter ended:
July 3, 2004	$ 67,152	$ 9,176	$ 6,162	$ 1.30
October 2, 2004	64,021	3,123	2,719	0.57
January 3, 2005	54,594	(174)	115	0.02
April 2, 2005	60,576	3,852	2,543	0.54

Fiscal year 2004 quarter ended:
June 28, 2003	$ 72,450	$ (4,249)	$ (3,389)	$ (0.71)
September 27, 2003	85,332	887	(244)	(0.05)
January 3, 2004	82,648	(20,910)	(24,949)	(5.26)
April 3, 2004	64,077	1,067	10,857	2.28

14.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs,” which amended the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”.  In addition, this statement requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities.  The Company currently does not believe that the adoption of SFAS No. 151 will have a material impact on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  The Company does not believe that the adoption of SFAS No. 154 will have a material impact on the consolidated financial statements.

SCHEDULE II – Valuation and Qualifying Accounts

Col A	Col B	Col C		Col D	Col E
ADDITIONS
	Balance at	Charged to	Charged		Balance
	Beginning of	Costs and	to Other		at end
DESCRIPTION	Period	Expenses	Accounts	Deductions	of Period
Year ended April 1, 2006
Reserves and Allowances deducted
from asset accounts:
Allowance for doubtful accounts	$ 369	$ -	$ -	$ (49)	$ 320
Year ended April 2, 2005
Reserves and Allowances deducted
from asset accounts:
Allowance for doubtful accounts	$ 601	$ -	$ -	$ (232)	$ 369
Year ended April 3, 2004
Reserves and Allowances deducted
from asset accounts:
Allowance for doubtful accounts	$ 692	$ 135	$ -	$ (226)	$ 601

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

As of April 1, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective as of April 1, 2006, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

May 23, 2006

/s/ J. Douglas Cagle                                               /S/ Mark M. Ham IV

J. DOUGLAS CAGLE                                            MARK M. HAM IV

Chairman and Chief Executive Officer                  Executive Vice President & CFO

Report of the Audit Committee

The Audit Committee reviewed with management and the Company’s independent auditors overall audit scopes and plans, the results of internal and external audit examinations, evaluations by the auditors of the Company’s internal controls and the quality of the Company’s financial reporting. The Committee also discussed with the independent auditors other matters required to be discussed by the auditors with the Committee under Statement on Auditing Standards No. 61 (communication with audit committees). The Committee received from the auditors their annual written report on their independence from the Company and its management, which is made under Independence Standards Board Standard No. 1 (independence discussions with audit committees). The Committee also engaged in substantive discussions with the auditors regarding their independence from the Company. In performing all of these functions, the Audit Committee acts only in an oversight capacity, and, in its oversight role, the Committee relies on the work and assurances of the Company’s management, which has the primary responsibility for financial statements and reports, and of the independent auditors, who, in their report, express an opinion on the conformity of the Company’s annual financial statements to generally accepted accounting principles. In reliance on these reviews and discussions and on the report of the independent auditors, the Audit Committee has recommended to the Board of Directors, and the Board has approved, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended April 1, 2006, for filing with the Securities and Exchange Commission.

The Board of Directors has adopted a resolution requiring the Company’s Audit Committee to engage the independent auditor. For each fiscal year and until such time different procedures are adopted, prior to the engagement of the auditor, the Audit Committee will pre-approve the auditor and the services to be provided by the auditor.

Item 9B.   Other Information

None

PART III

Item 10:  Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 14, 2006 and is incorporated herein by reference. The Company has adopted a Code of Ethics, which applies to the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The full text of the Code of Ethics was included as an exhibit with the 2004 annual report.

Item 11:  Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 14, 2006 and is incorporated herein by reference.

 Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 14, 2006 and is incorporated herein by reference.

Item 13:  Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 14, 2006 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on July 14, 2006 and is incorporated herein by reference.

PART IV

Item 15:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

(a)1.   Financial Statements

The following consolidated financial statements of Cagle’s, Inc. and subsidiary are filed as part of this report:

Consolidated Balance Sheets as of April 01, 2006 and April 02, 2005

Consolidated Statements of Operations for the Years Ended April 01, 2006, April 02, 2005, and April 03, 2004

Consolidated Statements of Stockholder’s Equity for the Years Ended April 01, 2006, April 02, 2005, and April 03, 2004

Consolidated Statements of Cash Flows for the Years Ended April 01, 2006, April 02, 2005, and April 03, 2004

Notes to Consolidated Financial Statements as of and for the years ended, April 01, 2006, April 02, 2005, and April 03, 2004

(a)2.   Financial Statement Schedules

The following financial statement schedules are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Schedule II – Valuation and Qualifying Accounts

(a)3

  Exhibits

  3.1 Articles of Incorporation of the Registrant. (4)

  3.2 Bylaws of the Registrant. (2)

13.2 Cagle's, Inc. Proxy statements for Registrant's 2006 annual meeting of shareholders. (1)

14.1 Code of Ethics. (3)

23.1 Consent of independent registered public accounting firm, Moore Stephens Frost, PLC. (1)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).  (1)

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).  (1)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.  (1)

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.  (1)

99.1 Audited financial statements of unconsolidated affiliates:  Cagle's Keystone Foods, L.L.C. for 12/31/05 and 1/1/05.   (5)

99.2 Unaudited financial statements of unconsolidated affiliates:  Cagle's Keystone Foods, L.L.C. for 12/27/03.  (5)

99.3 Audited financial statements of unconsolidated affiliates:  Cagle's Keystone Foods, L.L.C. for 12/27/03 and 12/28/02.    (4)

-------------

(1) Filed herewith.

(2) Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarter ended October 2, 2004.

(3) Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the year ended April 3, 2004.

(4) Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the year ended April 2, 2005.

(5) The majority member refused to consent to the publication of these financial statements and therefore they have not been included.

(b) Reports on Form 8-K

   1. The Company filed an 8-K on August 4, 2005, to furnish a press release announcing its results of operations for the first quarter of 2006.

   2. The Company filed an 8-K on November 03, 2005, to furnish a press release announcing its results of operations for the second quarter of 2006.

   3. The Company filed an 8-K on February 2, 2006, to furnish a press release announcing its results of operations for the third quarter of 2006.

   4. The Company filed an 8-K on June 9, 2006, to furnish a press release announcing its results of operations for the fourth quarter of 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cagle's, Inc.

BY:   /s/  J. Douglas Cagle

               Chairman and Chief Executive Officer & President

               June 09, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities indicated and on June 09, 2006:

/s/ J. Douglas Cagle

Director and Chairman and Chief Executive Officer & President

/s/ G. Bland Byrne

Director

/s/ Candace Chapman

Director

/s/ Panos J. Kanes

Director

/s/ Edward J Rutkowski

Director

/s/ Mark M. Ham IV

Director and Executive Vice President & CFO

/s/ James David Cagle

Director and Vice President

/s/ George Douglas Cagle

Director and Vice President

Moore Stephens Frost

A Professional Association

Certified Public Accountants

425 West Capitol, Suite 3300

Little Rock, Arkansas 72201

CONSENT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Cagle’s, Inc. and Subsidiary

Atlanta, Georgia

We consent to the inclusion of our report dated May 12, 2006, with respect to the consolidated balance sheets of Cagle’s, Inc. and Subsidiary as of April 1, 2006 and April 2, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended April 1, 2006, April 2, 2005 and April 3, 2004, which report has been included in the Annual Report to Stockholders and in the Form 10-K Annual Report of Cagle’s, Inc. and Subsidiary.

/s/ Moore Stephens Frost, PLC

Moore Stephens Frost, PLC

Little Rock, Arkansas

June 09, 2006