Form 10-K/A
period 2006-04-01
CAGLES INC
filed 2006-08-04
CIK 16104

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

                                                        None                                                          .

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes        X   No

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

The purpose of the amended filing is to restate Item 15 and furnish Exhibits 99.1 and 99.2 for Form 10-K for the fiscal year ended April 1, 2006.  The joint ventures majority member refused to consent to the publication of these financial statements in the 10-K filed June 15, 2006. The majority member has now granted consent to publish these financial statements.

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

Schedule II – Valuation and Qualifying Accounts

(a)3

  Exhibits

  3.1 Articles of Incorporation of the Registrant. (4)

  3.2 Bylaws of the Registrant. (2)

13.2 Cagle's, Inc. Proxy statements for Registrant's 2006 annual meeting of shareholders. (1)

14.1 Code of Ethics. (3)

23.1 Consent of independent registered public accounting firm, Moore Stephens Frost, PLC. (1)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).  (1)

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).  (1)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.  (1)

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.  (1)

99.1 Audited financial statements of unconsolidated affiliates:  Cagle's Keystone Foods, L.L.C. for 12/31/05 and 1/1/05.   (1)

99.2 Unaudited financial statements of unconsolidated affiliates:  Cagle's Keystone Foods, L.L.C. for 12/27/03.  (1)

99.3 Audited financial statements of unconsolidated affiliates:  Cagle's Keystone Foods, L.L.C. for 12/27/03 and 12/28/02.    (4)

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

               August 4, 2006

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