Form 10-Q
period 2006-07-01
CAGLES INC
filed 2006-08-10
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 01, 2006

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

       Large accelerated filer   _____                                       Accelerated filer   _____                                             Non-accelerated filer    X         .

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                            Yes          X    No

The Registrant had 4,742,998 shares of Class A Common Stock, outstanding as of July 01, 2006.

PART 1.  FINANCIAL INFORMATION

Item1. Financial Statements

Cagle's, Inc. & Subsidiary Condensed Consolidated Balance Sheets
July 1, 2006 and April 1, 2006
(In Thousands, Except Par Values)
(Unaudited)
	July 1, 2006	April 1, 2006
ASSETS
Current assets
Cash and cash equivalents	$ 1,071	$ 1,078
Trade accounts receivable, less allowance for doubtful accounts	11,254	11,454
Inventories	19,923	19,840
Refundable income taxes, current portion	784	813
Other current assets	1,386	334
Total current assets	34,418	33,519

Investments in and receivables from unconsolidated affiliates	9,363	8,740

Property, plant and equipment, at cost
Land	1,976	1,976
Buildings and improvements	58,940	58,940
Machinery, furniture and equipment	38,904	38,904
Vehicles	4,523	4,504
Construction in progress	58	0
	104,401	104,324
Less accumulated depreciation	61,876	60,872
Property, plant and equipment, net	42,525	43,452

Other assets
Long-term refundable income taxes	607	828
Deferred income taxes	6,711	5,720
Deferred financing costs, net	251	338
Other assets	2,750	2,607
Total other assets	10,319	9,493
Total assets	$ 96,625	$ 95,204

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$ 3,689	$ 3,645
Accounts payable	11,401	14,516
Accrued expenses	4,635	4,236
Deferred income taxes	1,655	1,706
Total current liabilities	21,380	24,103

Long-term debt	31,775	25,869

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 9,000 shares authorized, 4,744
shares issued and outstanding	4,744	4,744
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	4,198	4,198
Retained earnings	34,608	36,370
Total stockholders' equity	43,470	45,232
Total liabilities and stockholders' equity	$ 96,625	$ 95,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary
Condensed Consolidated Statements of Income
For the 13 weeks ended July 1, 2006
and the 13 weeks ended July 2, 2005
(In Thousands, except per share data)
(Unaudited)

	13 wks ended	13 wks ended
	7/1/2006	7/2/2005

Net sales	$ 54,277	$ 61,593
Costs and expenses:
Cost of sales	54,130	56,981
Selling and delivery	1,953	1,602
General and administrative	1,314	1,638
Total costs and expenses	57,397	60,221

Income (loss) from operations	(3,120)	1,372

Other income (expense):
Interest expense	(692)	(624)
Other income, net	118	525

Earnings (loss) before equity in earnings of
unconsolidated affiliates and income taxes	(3,694)	1,273

Equity in earnings of unconsolidated affiliates	941	975
Income (loss) before income taxes	(2,753)	2,248

Income taxes provision (benefit)	(991)	809
Net income (loss)	$ (1,762)	$ 1,439

Weighted average shares outstanding
-Basic	4,743	4,743
-Diluted	4,743	4,743

Net income (loss) per common share
-Basic	$ (0.37)	$ 0.30
-Diluted	$ (0.37)	$ 0.30
Dividends per common share	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary
Condensed Consolidated Statements of Cash Flows
For the 13 weeks ended July 1, 2006 and July 2, 2005
(In Thousands) (Unaudited)

	7/1/2006	7/2/2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (1,762)	$ 1,439

Adjustments to reconcile net income to net cash provided
(used) by operating activities:
Depreciation and amortization	1,092	993
Gain on sales of property, plant & equip.	(54)	(513)
Deferred income taxes provision (benefit)	(1,042)	809
Income from unconsolidated affiliates, net of distributions	(623)	(676)
Changes in operating assets and liabilities:
Accounts receivables, net	200	(325)
Refundable income taxes	250	175
Inventories	(83)	(759)
Other current assets	(1,052)	(339)
Accounts payable	(3,115)	(503)
Accrued expenses	399	(613)
Total adjustments	(4,028)	(1,751)
Net cash provided (used) by operating activities	(5,790)	(312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(78)	(1,413)
Payment received on note receivable	-	475
Proceeds from sales of property, plant and equipment	54	38
(Increase) decrease in other assets	(143)	(112)
Net cash provided (used) by investing activities	(167)	(1,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital lease obligations	(895)	(854)
Net increase in long-term revolving line of credit	6,845	1,600
Net cash provided (used) by financing activities	5,950	746
NET INCREASE (DECREASE) IN CASH	(7)	(578)

CASH AT BEGINNING OF PERIOD	1,078	877
CASH AT END OF PERIOD	$ 1,071	$ 299

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$ 692	$ 610
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary

Notes to Condensed Consolidated Financial Statements

July 1, 2006

1. Basis of Presentation

Interim Period Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and its wholly owned subsidiary Cagle Farms, Inc. (collectively, the "Company") as of July 1, 2006 and the results of their operations for the 13 weeks ended July 1, 2006 and the 13 weeks ended July 2, 2005. Results of operations for the 13 weeks ended July 1, 2006 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2007.

The accompanying condensed consolidated balance sheet as of April 1, 2006, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements at July 1, 2006, and for the 13 weeks ended July 1, 2006 and July 2, 2005 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Although the Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the  information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended April 1, 2006.

2.  Computation of net income per share

The following table sets forth the computation of basic and diluted earnings per share:

	13 wks ended	13 wks ended
	7/1/2006	7/2/2005
Net Income as reported	$ (1,762)	$ 1,439

Weighted Average Shares Outstanding
-Basic	4,743	4,743
-Diluted	4,743	4,743

Net Income Per Common Share
-Basic	$ (.37)	$ .30
-Diluted	$ (.37)	$ .30
Dividends Per Common Share	$ -	$ -

3.  Investments in Unconsolidated Affiliates

The Company accounts for its investments in its unconsolidated affiliates using the equity method.  The Company's share of earnings from these affiliates totaled $941 for the 13 weeks ended July 1, 2006, and $975 for the 13 weeks ended July 2, 2005.

	July 1, 2006	July 2, 2005
Net sales	$ 73,302	$ 57,160
Gross profit	8,664	8,430
Operating income	4,721	3,785
Income before taxes	3,519	2,992
Net income	3,519	2,992

4.  Other Non-Recurring Activities

During the 13 weeks ended July 1, 2006 and July 2, 2005, the Company had no non-recurring activity.

5. Inventories consisted of the following:

    (In Thousands)

	July 1, 2006	April 1, 2006

Finished Product	5,027	4,250
Field Inventory and Breeders	11,177	11,269
Feed, Eggs, and Medication	2,696	3,438
Supplies	1,023	883
	$ 19,923	$ 19,840

6.  Major accounting policies

Refer to the Company’s 2006 annual report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies.

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

8. Subsequent Event

On August 1, 2006, the Company accepted an offer from Grow-Out Holdings, LLC to purchase the Company’s 30% interest in Cagle’s-Keystone, LLC for $28 million in cash. Grow-Out Holdings, LLC owns the other 70% of Cagle’s-Keystone, LLC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

July 1, 2006

The disclosures in this quarterly report are complementary to those made in the company’s 2006 annual report on Form 10-K.

Results of Operations

Net sales for the first quarter of fiscal 2007 were $54.3 million compared with $61.6 million for the same period a year ago, a decrease of 12%. For the quarter, net income was a loss of $1.76 million or ($.37) per diluted share as compared to $1.44 million or $.30 per diluted share for the first quarter of fiscal 2006.

Overall revenue per pound for the Company’s poultry products for the first quarter of fiscal 2007 was $.62 as compared to $.67 for the same period of fiscal 2006. The market price for boneless breast for the first quarter of fiscal 2007 averaged $1.22 as compared with the first quarter of 2006 average of $1.45 per pound.

Cost of sales for the first quarter of fiscal 2007 decreased 5% as compared with the same period last year, from $57 million to $54 million. Feed ingredient prices for broilers processed in the first quarter of 2007 were unchanged as compared to the first quarter of 2006.

Both corn and soy crops appear to be in position to provide our industry with reasonable feed cost continuing on through the end of this fiscal year. However, the cost of corn may be impacted in future periods due to its increasing use in the making of ethanol, an alternative energy source.

In the fall of 2005, the impact of avian influenza began to present itself across the globe with the result of dramatically lessened demand from our export markets. The industry sold many shiploads of leg quarters to China at $.12 per pound while freezer stocks increased to over 175 million pounds in December. In the spring of this year the USDA allocated $32.5 million to purchase leg quarters for government charity programs and at the same time exports began to improve as the world’s fear of a pandemic flu outbreak eased. Reflecting these events, freezer stocks of leg quarters at the end of June showed a reduction of 50% to 85 million pounds pushing the leg quarter market into the mid thirty cent range. Cagle’s decreased slaughter production in the fall of 2005 by 4.4%. This summer, our competitors followed suit and announced cutbacks ranging from 3% to 4.3%. We believe these cutbacks will result in stable to improving poultry prices for the balance of this calendar year.

Selling, Delivery and Administrative Expenses

As a group these expenses increased $27 thousand or 1% for the 13 weeks ended July 1, 2006 versus the 13 weeks ended July 2, 2005; this is representative of increases in energy, which were offset by savings in several other expense classes.

Interest Expense

Interest expense for the thirteen weeks ended July 1, 2006 increased by $68 thousand or 11% over the same period of a year ago. This is reflective of increased borrowings.

Other Income

Other income of $118 thousand during the 13 weeks ended July 1, 2006 represents income from sales of assets and an insurance recovery from occurrences in previous years. During the 13 weeks ended July 2, 2005, the Company had other income of $525 thousand from payments received in the quarter for sales of assets in previous years, for which the income was deferred until received.

Equity in Earnings of Unconsolidated Affiliates

The Company's interest in earnings of unconsolidated affiliates decreased by $34 or 3.5% due to affiliates’ change in volume. On August 1, 2006, the Company accepted an offer from Grow-Out Holdings, LLC to purchase the Company’s 30% interest in Cagle’s-Keystone, LLC for $28 million in cash. Grow-Out Holdings, LLC owns the other 70% of Cagle’s-Keystone, LLC.

Income Taxes

The provision for income taxes reflects the Company's estimated liability for income taxes, net of any credits to which the Company may be entitled. The Company has classified the income tax benefit as a non-current tax asset in anticipation of application of loss carry forwards in future periods.

Financial Condition

The Company's liquidity continues to be adequate and will improve with the influx of cash due from the sale of our interest in our unconsolidated affiliate, as announced in a press release dated August 3, 2006. The Company has an existing revolving credit facility of which $4 million was available as of July 1, 2006. We believe that our cash flow will be sufficient to cover our fiscal 2007 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our credit facilities or operating leases.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported. The following accounting policies involve “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.

The Company recognizes revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered (when a shipment of chicken products leaves the Company’s premises and title passes to the customer), the Company’s price to the buyer is fixed and determinable, and collectibility is reasonably assured. Revisions to these estimates are charged to income in the period in which the revision becomes known, and historically have not been material.

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

Property, Plant and Equipment.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 144),  the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) future cash flows estimates expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations, and estimated salvage values, and (ii) estimated fair market value of the assets.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On July 14, 2006, the Company held its Annual Meeting of Shareholders.  The following item was submitted to a vote of shareholders through the solicitation of proxies:    Election of Directors

The following persons were elected to serve as directors on the Company’s Board of Directors until the 2007 Annual Meeting of Shareholders or until their successors have been duly elected and qualified or until the earlier of their resignation or removal.  Voting results were as follows:

	For	Against (1)
J. DOUGLAS CAGLE	4,361,206	318,191
PANOS KANES	4,661,938	17,459
G. BLAND BYRNE III	4,361,901	317,496
CANDACE CHAPMAN	4,650,982	28,415
EDWARD J. RUTKOWSKI	4,659,714	19,683
MARK M. HAM IV	4,350,548	328,849
GEORGE DOUGLAS CAGLE	4,361,206	318,191
JAMES DAVID CAGLE	4,361,206	318,191

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

(b) Reports on Form 8-K

1. The Company filed an 8-K on June 9, 2006, to furnish a press release announcing its results of operations for the fiscal year ended April 1, 2006.

2. The Company filed an DEF-14a on June 15, 2006, to furnish a definitive proxy statement.

3. The Company filed an 10-K on June 15, 2006, to furnish an Annual report [Section 13 and 15(d), not S-K Item 405].

4. The Company filed an 8-K on August 02, 2006, to furnish a press release announcing receipt of correspondence from the

    American Stock Exchange.

5. The Company filed an 8-K on August 03, 2006, to furnish a press release announcing its results of operations for the first quarter of 2006 and announcing the sale of the Company’s interest in Cagle’s Keystone LLC. For $28,000,000 cash.

6. The Company filed an 10-K/A on August 04, 2006, to furnish an amended Annual report filing to restate Item 15 and furnish

Exhibits 99.1 and 99.2 for Form 10-K for the fiscal year ended April 1, 2006.

-------------

(1) Filed herewith.

(2) Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarter ended October 2, 2004.

(3) Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the year ended April 3, 2004.

No other reports on Form 8-K were filed during the first quarter of 2007 or in the subsequent interim period between July 1, 2006 and the date of this filing.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  08/09/06

/s/   J. Douglas Cagle                   /s/ Mark M. Ham IV

Chairman and C.E.O.                  Chief Financial Officer