Form 10-Q
period 2006-09-30
CAGLES INC
filed 2006-11-09
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

       Large accelerated filer   _____                                       Accelerated filer   _____                                             Non-accelerated filer    X         .

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                            Yes          X    No

The Registrant had 4,719,598 shares of Class A Common Stock, outstanding as of September 30, 2006.

PART 1.  FINANCIAL INFORMATION

Item1. Financial Statements

Cagle's, Inc. & Subsidiary Condensed Consolidated Balance Sheets
September 30, 2006 and April 1, 2006
(In Thousands, Except Par Values)
(Unaudited)
	September 30, 2006	April 1, 2006
ASSETS
Current assets
Cash and cash equivalents	$ 13,722	$ 1,078
Trade accounts receivable, less allowance for doubtful accounts	12,328	11,454
Inventories	19,649	19,840
Refundable income taxes, current portion	800	813
Other current assets	1,297	334
Total current assets	47,796	33,519

Investments in and receivables from unconsolidated affiliates	-	8,740

Property, plant and equipment, at cost
Land	1,976	1,976
Buildings and improvements	58,940	58,940
Machinery, furniture and equipment	38,926	38,904
Vehicles	4,575	4,504
Construction in progress	228	-
	104,645	104,324
Less accumulated depreciation	64,947	60,872
Property, plant and equipment, net	39,698	43,452

Other assets
Long-term refundable income taxes	28	828
Deferred income taxes	-	5,720
Deferred financing costs, net	109	338
Other assets	2,877	2,607
Total other assets	3,014	9,493
Total assets	$ 90,508	$ 95,204

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$ 2,335	$ 3,645
Accounts payable	12,348	14,516
Accrued expenses	4,940	4,236
Deferred income taxes	293	1,706
Total current liabilities	19,916	24,103

Long-term debt	17,966	25,869
Deferred income taxes	2,847	-

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 9,000 shares authorized, 4,720 and 4,744
shares issued and outstanding at Sept. 30, 2006 and April 1, 2006	4,720	4,744
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	4,032	4,198
Retained earnings	41,107	36,370
Total stockholders' equity	49,779	45,232
Total liabilities and stockholders' equity	$ 90,508	$ 95,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary
Condensed Consolidated Statements of Income
For the 13 weeks and 26 weeks ended September 30, 2006
and the 13 weeks and 26 weeks ended October 1, 2005
(In Thousands, except per share data)
(Unaudited)

	13 Weeks	13 Weeks	26 Weeks	26 Weeks
	ended	ended	ended	ended
	9/30/2006	10/1/2005	9/30/2006	10/1/2005

Net sales	$ 62,017	$ 61,297	$ 116,294	$ 122,891
Costs and expenses:
Cost of sales	61,976	55,618	116,105	112,600
Selling and delivery	2,552	1,853	4,506	3,454
General and administrative	1,106	1,659	2,420	3,297
Other general expenses	(8)	(81)	(62)	(594)
Total costs and expenses	65,626	59,049	122,969	118,757

Operating income (loss)	(3,609)	2,248	(6,675)	4,134

Other income (expense):
Gain on sale of unconsolidated affiliate	18,323	-	18,323	-
Interest expense	(576)	(597)	(1,268)	(1,222)
Other income, net	99	13	163	25

Earnings before equity in earnings of
unconsolidated affiliates and income taxes	14,237	1,664	10,543	2,937

Equity in earnings of unconsolidated affiliates	376	926	1,317	1,901
Income before income taxes	14,613	2,590	11,860	4,838

Income taxes provision	8,114	932	7,123	1,742
Net income	$ 6,499	$ 1,658	$ 4,737	$ 3,096

Weighted average shares outstanding
-Basic	4,737	4,743	4,740	4,743
-Diluted	4,737	4,743	4,740	4,743

Net income per common share
-Basic	$ 1.37	$ 0.35	$ 1.00	$ 0.65
-Diluted	$ 1.37	$ 0.35	$ 1.00	$ 0.65
Dividends per common share	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary
Condensed Consolidated Statements of Cash Flows
For the 26 weeks ended September 30, 2006 and October 1, 2005
(In Thousands) (Unaudited)

	9/30/2006	10/1/2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,737	$ 3,096

Adjustments to reconcile net income to net cash provided (used)
by operating activities:
Depreciation and amortization	4,309	2,053
Gain on sales of property, plant & equip.	(62)	(594)
Gain on sale of unconsolidated affiliate	(18,323)	-
Income from unconsolidated affiliates, net of distributions	(943)	(1,259)
Deferred income taxes	7,153	1,741
Changes in operating assets and liabilities:
Accounts receivables, net	(874)	(78)
Income tax receivables	814	343
Inventories	191	(1,239)
Other current assets	(963)	(366)
Accounts payable	(2,168)	941
Accrued expenses	704	(477)
Total adjustments	(10,162)	1,065
Net cash provided (used) by operating activities	(5,425)	4,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of unconsolidated affiliate	28,000	-
Proceeds from sale of property, plant and equipment	62	594
Purchases of property, plant, and equipment	(326)	(2,611)
Repurchase of stock	(190)	-
(Increase) decrease in Other Assets	(264)	343
Decrease in other liabilities	-	(475)
Net cash provided (used) by investing activities	27,282	(2,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital lease obligations	(9,213)	(1,717)
Net cash used by financing activities	(9,213)	(1,717)
NET INCREASE IN CASH	12,644	295

CASH AT BEGINNING OF PERIOD	1,078	877
CASH AT END OF PERIOD	$ 13,722	$ 1,172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$ 1,271	$ 1,218
Income Taxes	$ -	$ 49

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary

Notes to Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

September 30, 2006

1. Basis of Presentation

Interim Period Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and its wholly owned subsidiary Cagle Farms, Inc.  (collectively, the "Company") as of September 30, 2006, and the results of their operations for the 13 and 26 weeks ended September 30, 2006 and the 13 and 26 weeks ended October 1, 2005. Results of operations for the 13 and 26 weeks ended September 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2007.

The accompanying condensed consolidated balance sheet as of April 1, 2006, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements at September 30, 2006, and for the 13 and 26 weeks ended September 30, 2006 and October 1, 2005 of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Although the Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended April 1, 2006.

2.  Computation of net income per share

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks	13 Weeks	26 Weeks	26 Weeks
	ended	ended	ended	ended
	9/30/2006	10/1/2005	9/30/2006	10/1/2005
Net income as reported	$ 6,499	$ 1,658	$ 4,737	$ 3,096

Weighted average shares outstanding
-Basic	4,737	4,743	4,740	4,743
-Diluted	4,737	4,743	4,740	4,743

Net income per common share
-Basic	$ 1.37	$ 0.35	$ 1.00	$ 0.65
-Diluted	$ 1.37	$ 0.35	$ 1.00	$ 0.65
Dividends per common share	$ -	$ -	$ -	$ -

3.  Investments in Unconsolidated Affiliates

The Company accounts for its investments in its unconsolidated affiliates using the equity method.  The Company's share of earnings from these affiliates totaled $376 for the 13 weeks ended September 30, 2006, and $926 for the 13 weeks ended October 1, 2005. The Company's share of earnings from these affiliates totaled $1,317 for the 26 weeks ended September 30, 2006, and $1,901 for the 26 weeks ended October 1, 2005. The company sold its 30% interest in the unconsolidated affiliate for $28,000 on August 1, 2006 and recorded a gain of $18,323 as other income. The table below for the 13 & 26 weeks ended September 30, 2006 reflect results through the date of sale (August 1, 2006) of the unconsolidated affiliate.

	13 Weeks	13 Weeks	26 Weeks	26 Weeks
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$ 43,498	$ 68,233	$ 116,741	$ 132,010
Gross profit	5,395	8,416	13,959	16,402
Operating income	2,836	4,516	7,558	8,642
Income before taxes	2,032	3,483	5,515	6,676
Net income	$ 2,032	$ 3,483	$ 5,515	$ 6,676

4.  Other Non-Recurring Activities

During the 13 and 26 weeks ended September 30, 2006, the company sold its 30% interest in the unconsolidated affiliate for $28,000 on August 1, 2006 and recorded a gain of $18,323 as other income. During the 26 weeks ended October 1, 2005 the Company had no non-recurring activity.

5. Inventories consisted of the following:

	September 30, 2006	April 1, 2006
Finished product	$ 4,520	$ 4,250
Field inventory and breeders	10,429	11,269
Feed, eggs, and medication	3,607	3,438
Supplies	1,092	883
	$ 19,649	$ 19,840

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

8.  Treasury Stock

 Beginning in 1990, the Board of Directors (the “Board”) authorized the purchase of up to $2.5 million of the Company’s stock on the open market.  In February 2000, the Board increased the authorized amount to $15 million. During the six months ended September 30, 2006, the Company purchased 23,400 shares of its common stock under this program for an aggregate purchase price of $190 thousand.  There remains $5.7 million authorized for purchase of the Company’s stock. The Company has accounted for these shares as being retired.

9.   Income Taxes.

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We review the recoverability of any tax assets recorded on the consolidated balance sheet, primarily operating loss carry forwards, based on both historical and anticipated earnings levels of operations and provide a valuation allowance when it is more likely than not that amounts will not be recovered.

10. Fair Value Adjustments

The Company has adjusted the carrying amount of an inactive facility to a fair value; due to a significant change in its physical condition and market value.  This resulted in a charge of $2,128 to cost of sales in the period ended September 30, 2006.

11. Material Interests and Material Transactions

The Company is a Controlled Company as set forth in the American Stock Exchange’s listing requirements. The Company is a Controlled Company because, a group of beneficial owners of more than 5% of the Company’s shares, the group consisting of J. Douglas Cagle, George Douglas Cagle, James David Cagle, and Cagle Family Holdings, LLC (of which J. Douglas Cagle, George Douglas Cagle, and James David Cagle share the voting power to dispose of the shares controlled by the LLC) control in the aggregate greater than 50% of the Company’s shares. The Board of Directors of the Company does not have a standing compensation committee. The entire Board determines the compensation of the Chief Executive Officer, and the Chief Executive Officer determines the compensation of the remaining executive officers of the Company and its wholly owned subsidiary. The following members of the Board of Directors were also executive officers of the Company and its subsidiary during the last fiscal year: J. Douglas Cagle, Mark M. Ham IV, George Douglas Cagle and James David Cagle.

12. New Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

Quantifying Effects of Prior Years Misstatements in Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that registrants quantify errors using both a consolidated balance sheet and consolidated income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company in the third quarter of 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for the Company on April 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on the Company’s consolidated financial statements.

Accounting for Planned Major Maintenance Activities

In September 2006, the FASB issued FASB Staff  Position  ("FSP") No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities." The FSP prohibits companies from accruing the cost of planned major maintenance in advance of the activities actually occurring.  This FSP is effective for fiscal years beginning after December 15, 2006. The adoption of FSP No. AUG AIR-1 is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            For the 13 and 26 weeks ended September 30, 2006

The disclosures in this quarterly report are complementary to those made in the company’s 2006 annual report on Form 10-K.

Results of Operations

Net sales for the second quarter of fiscal 2007 were $62 million compared with $61.3 million for the same period a year ago, an increase of 1%. For the quarter, net income was $6.5 million, or $1.37 per diluted share, as compared to $1.7 million, or $.35 per diluted share, for the second quarter of fiscal 2006. Tonnage sold decreased by 1% for the second quarter of 2007 as compared with the second quarter of 2006. Pounds produced in the second quarter were 5% lower than the second quarter of 2006.

Net sales for the first six months of fiscal 2007 were $116.3 million compared with $122.9 million for the same period a year ago, a decrease of 5%. For the six month period, net income was $4.7 million, or $1.00 per diluted share, as compared to $3.1 million, or $.65 per diluted share, for the like period of fiscal 2006. Ready to cook pounds produced decreased by 2% for year to date 2007 as compared with the same period of 2006.

Average quoted market prices for the first six months were 13% less when compared to the same period for fiscal 2006 with the largest decreases in leg quarters (-27%), boneless thigh meat (-25%) and drumsticks (-37%). The Company increased its percentage of products sold in forms returning a premium value for our smaller sized broilers by 5.1% comprised principally of whole bird cut up and sized whole birds. This change in product mix dampened the impact of reduced markets to our overall revenue which showed a decrease per pound sold of 3%.

For our second quarter, Cagle’s cost of sales per pound increased 11.4% as compared to the same period last year, influenced by escalating energy costs and a $2.13 million asset valuation adjustment to an inactive facility. When adjusted for the inactive facility charge (see note 10 Fair Value Adjustments), cost of sales remained relatively flat with an increase of 1.2% versus the same period last year.

This year’s corn and soy crops were some of the largest in history and feed prices for this quarter and the six month period were down by 6% and 3%, respectively. However, as mentioned last quarter, the impact from competing industries, particular the ethanol/energy complex, combined with a large volume of activity in futures trading by hedge funds, has caused the price of our raw ingredients to skyrocket by over 50% in the last 60 days, which will be reflected in following periods’ cost of sales. Cagle’s has extended its reduction in the number of chickens processed, first instituted in the fall of 2005, of approximately 5% in recognition of current protein markets and high raw material cost.

The sale of the Company’s minority interest in a joint venture was completed in this quarter, generating a pretax profit of $18 million and providing the Company with the ability to substantially reduce its debt obligations while at the same time providing cash reserves in excess of $13 million.

Selling, Delivery and Administrative Expenses

As a group, these expenses increased 4% for the 13 weeks, and 3% for the 26 weeks, ended September 30, 2006 versus the 13 and 26 weeks ended October 1, 2005. This increase was chiefly due to an accrual of potential bad debts of accounts receivables.

Other General Expenses

As a group, these expenses decreased 90% for the 13 weeks, and 90% for the 26 weeks, ended September 30, 2006 versus the 13 and 26 weeks ended October 1, 2005. This decrease was due to reduced gains from the sales of fixed assets.

Interest Expense

Interest expense decreased 4% for the 13 weeks ended September 30, 2006 versus the 13 weeks ended October 1, 2005. This is reflective of decreased borrowings. Interest expense increased 4% for the 26 weeks ended September 30, 2006 versus the 26 weeks ended October 1, 2005. This is reflective of increased borrowings and rising interest rates during the first quarter.

Other Income

The sale of the Company’s minority interest in a joint venture was completed in the current quarter generating a pretax profit of $18 million. The Company had no non-recurring activity during the first quarter of the current year. The Company had no non-recurring activity during the 13 weeks and 26 weeks ended October 1, 2005.

Equity in Earnings of Unconsolidated Affiliates

The Company's interest in earnings of unconsolidated affiliates was $376 for the 13 weeks and $1,317 for the 26 weeks ended September 30, 2006. These earnings reflect a 59% decrease for the 13 weeks and a 31% decrease for the 26 weeks as compared to October 1, 2005. These decreases are reflective of the sale of the unconsolidated affiliate on August 1, 2006.

Income Taxes

The provision for income taxes reflects the Company's estimated liability for income taxes, net of any credits to which the Company may be entitled. The Company has reviewed its tax positions and has determined that certain state deferred tax assets could expire before being realized. A tax expense of $2,552 has been recorded in the period ended September 30, 2006 to reduce these deferred tax assets, largely related to state tax credit carry forwards. The overall effective tax rates of 55.5% and 60.1 % for the 13 weeks and 26 weeks ended September 30, 2006, respectively, increased over the comparable prior period effective rates of 36.0% and 36.0% for the 13 weeks and 26 weeks ended October 1, 2005, respectively, primarily due to this adjustment.

Financial Condition

As of September 30, 2006, the Company's working capital was $27.9 million and its current ratio was 2.40. The Company’s working capital at April 01, 2006 was $9.4 million and its current ratio was 1.39. The company has reduced long term debt by $15.1 million during the 13 weeks and $9.2 million for the 26 weeks ended September 30, 2006. The Company has spent $.3 million on capital projects in the first six months of fiscal 2007. This has been funded through normal cash flow. The Company has an existing $14 million revolving credit facility which was untapped as of September 30, 2006.

We believe that our cash flow provided by operations will be adequate to cover our fiscal 2007 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our credit facilities or operating leases.

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

Revenue Recognition.

Revenue is recognized upon product shipment and transfer of title and risk of loss to the customer. Revenue is recorded net of any discounts, allowances or promotions. Estimates for any special pricing arrangements, promotions or other volume-based incentives are recorded upon shipment of the product in accordance with the terms of the promotion, allowance or pricing arrangements. Shipping and handling costs are included in cost of sales in the accompanying consolidated statements of operations. Revisions to these estimates are charged to income in the period in which the revision becomes known, and historically have not been material.

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

Inventories.

Live bird and hatching egg inventories are stated at cost and breeder hens are stated at cost, less accumulated amortization, consistent with industry standards. The costs associated with breeder hens are accumulated up to the production stage and amortized over the productive lives using the unit-of-production method. Finished poultry products, feed, and other inventories are stated at the lower of cost or market. We record valuations and adjustments for our inventories and for estimated obsolescence at or equal to the difference between the cost of the inventories and the estimated market value based upon known conditions affecting the inventories’ obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products. We allocate meat costs between our various finished poultry products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts, which are carried in inventories at the estimated recovery amounts, with the remaining amount being reflected at cost or market, whichever is lower. For inventory valuation purposes costs include live production costs (principally feed, chick cost, medications and other raw materials), labor and production overhead. Not all broilers and breeders survive to maturity or disposition; normal losses are not expensed directly because total costs of the project are assigned to the survivors. The Company would record adjustments to reduce the values of processed poultry and feed inventories to fair market values if market prices for poultry or feed grains moved substantially lower, this would increase our cost of sales. The Company has not experienced material revisions to its inventory costs.

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

Income Taxes.

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We review the recoverability of any tax assets recorded on the consolidated balance sheet, primarily operating loss carry forwards, based on both historical and anticipated earnings levels of operations and provide a valuation allowance when it is more likely than not that amounts will not be recovered.

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

Quantifying Effects of Prior Years Misstatements in Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that registrants quantify errors using both a consolidated balance sheet and consolidated income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company in the third quarter of 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for the Company on April 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on the Company’s consolidated financial statements.

Accounting for Planned Major Maintenance Activities

In September 2006, the FASB issued FASB Staff  Position  ("FSP") No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities." The FSP prohibits companies from accruing the cost of planned major maintenance in advance of the activities actually occurring.  This FSP is effective for fiscal years beginning after December 15, 2006. The adoption of FSP No. AUG AIR-1 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Leverage. Our indebtedness could adversely affect our financial condition. We presently have, and expect to continue to have, an amount of indebtedness. Our indebtedness could have important consequences to stockholders. For example, it could: increase our vulnerability to general adverse economic conditions; require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and for other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds, and failing to comply with those covenants could result in an event of default or require redemption of indebtedness. Either of these events could have a material adverse effect on us. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future, which is dependent on various factors. These factors include the commodity prices of feed ingredients and chicken and general economic, financial, competition, legislative, regulatory and other factors that are beyond our control.

Additional Borrowings Available. Despite our indebtedness, we are not prohibited from incurring additional indebtedness in the future.

Interest Rates. We currently have no exposure to interest rate fluctuations, as our existing indebtedness carries a fixed interest rate. We have an unused credit facility which carries a variable interest rate equal to the 90-day LIBOR rate published by the Wall Street Journal plus margins based on our ratio of funded debt to EBITDA. Reference our 8-K filed October 7, 2005.

The Company's theoretical interest rate exposure on variable rate borrowings at September 30, 2006, a one percentage point increase in average interest rates on the Company's borrowings would increase future interest expense by $833 dollars per month and a five percentage point increase would increase future interest expense by $466 dollars per month. The Company determined these amounts based on $1 million of theoretical variable rate borrowings at September 30, 2006, multiplied by 1.0% and .5%, respectively, and divided by twelve. The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company's variable rate borrowings would increase interest expense and reduce net income.

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

The Company and its representatives may from time to time make written or oral forward-looking statements, including forward-looking statements made in this report, with respect to their current views and estimates of future economic circumstances, industry conditions, Company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (1) fluctuations in the cost and availability of raw materials, such as feed grain costs; (2) changes in the availability and relative costs of labor and contract growers; (3) operating efficiencies of facilities; (4) market conditions for finished products, including the supply and pricing of alternative proteins; (5) effectiveness of marketing programs and advertising; (6) risks associated with leverage, including cost increases due to rising interest rates; (7) risks associated with effectively evaluating derivatives and hedging activities; (8) changes in regulations and laws, including changes in accounting standards, environmental laws and occupational, health and safety laws; (9) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (10) adverse results from on-going litigation; (11) access to foreign markets together with foreign economic conditions, including currency fluctuations and import/export restrictions; (12) the effect of, or changes in, general economic conditions; and (13) financial risk management . We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Item 2.  Changes in Securities and Use of Proceeds

Beginning in 1990, the Board of Directors (the “Board”) authorized the purchase of up to $2.5 million of the Company’s stock on the open market.  In February 2000, the Board increased the authorized amount to $15 million. During the six months ended September 30, 2006, the Company purchased 23,400 shares of its common stock under this program for an aggregate purchase price of $190 thousand.  There remains $5.7 million authorized for purchase of the Company’s stock. The Company has accounted for these shares as being retired.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are filed with this report.

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

Date:  11/09/06

/s/   J. Douglas Cagle                   /s/ Mark M. Ham IV

Chairman and C.E.O.                      Chief Financial Officer