Form 10-Q
period 2006-12-30
CAGLES INC
filed 2007-02-09
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

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

       Large accelerated filer   _____                                       Accelerated filer   _____                                             Non-accelerated filer    X         .

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                            Yes          X    No

The Registrant had 4,708,098 shares of Class A Common Stock, outstanding as of December 30, 2006.

PART 1.  FINANCIAL INFORMATION

Item1. Financial Statements

Cagle's, Inc. & Subsidiary Condensed Consolidated Balance Sheets
December 30, 2006 and April 1, 2006
(In Thousands, Except Par Values)
(Unaudited)
December 30, 2006		April 1, 2006
ASSETS
Current assets
Cash and cash equivalents	$6,965	$1,078
Trade accounts receivable, less allowance for doubtful accounts	11,591	11,454
Inventories	22,341	19,840
Refundable income taxes, current portion	620	813
Other current assets	1,065	334
Total current assets	42,582	33,519

Investments in and receivables from unconsolidated affiliates	-	8,740

Property, plant and equipment, at cost
Land	1,976	1,976
Buildings and improvements	58,940	58,940
Machinery, furniture and equipment	37,924	38,904
Vehicles	4,499	4,504
Construction in progress	56	-
	103,395	104,324
Less accumulated depreciation	64,599	60,872
Property, plant and equipment, net	38,796	43,452

Other assets
Long-term refundable income taxes	-	828
Deferred income taxes	-	5,720
Deferred financing costs, net	56	338
Other assets	2,889	2,607
Total other assets	2,945	9,493
Total assets	$84,323	$95,204

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$2,057	$3,645
Accounts payable	12,585	14,516
Accrued expenses	4,781	4,236
Deferred income taxes	293	1,706
Total current liabilities	19,716	24,103

Long-term debt	17,007	25,869
Deferred income taxes	1,071	-

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 9,000 shares authorized, 4,709 and 4,744 shares issued and 4,708 and 4,743 shares outstanding at Dec. 30, 2006
and April 1, 2006	4,709	4,744
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	3,950	4,198
Retained earnings	37,950	36,370
Total stockholders' equity	46,529	45,232
Total liabilities and stockholders' equity	$84,323	$95,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary
Condensed Consolidated Statements of Income
For the 13 weeks and 39 weeks ended December 30, 2006
and the 13 weeks and 39 weeks ended December 31, 2005
(In Thousands, except per share data)
(Unaudited)

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	ended	ended	ended	ended
	12/30/2006	12/31/2005	12/30/2006	12/31/2005

Net sales	$56,374	$59,495	$172,668	$182,386
Costs and expenses:
Cost of sales	57,454	57,942	173,559	170,542
Selling and delivery	2,031	1,870	6,537	5,325
General and administrative	1,564	1,475	3,984	4,771
Other general expenses	(2)	(336)	(64)	(929)
Total costs and expenses	61,047	60,951	184,016	179,709

Operating income (loss)	(4,673)	(1,456)	(11,348)	2,677

Other income (expense):
Gain on sale of unconsolidated affiliate	-	-	18,323	-
Interest expense	(408)	(562)	(1,676)	(1,784)
Other income, net	148	167	311	193

Earnings or (loss) before equity in earnings of
unconsolidated affiliates and income taxes	(4,933)	(1,851)	5,610	1,086

Equity in earnings of unconsolidated affiliates	-	1,016	1,317	2,917
Income (loss) before income taxes	(4,933)	(835)	6,927	4,003

Income tax provision (benefit)	(1,776)	(301)	5,347	1,441
Net income (loss)	$(3,157)	$(534)	$1,580	$2,562

Weighted average shares outstanding
-Basic	4,710	4,743	4,721	4,743
-Diluted	4,710	4,743	4,721	4,743

Net income (loss) per common share
-Basic	$(0.67)	$(0.11)	$0.33	$0.54
-Diluted	$(0.67)	$(0.11)	$0.33	$0.54
Dividends per common share	$-	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary
Condensed Consolidated Statements of Cash Flows
For the 39 weeks ended December 30, 2006 and December 31, 2005
(In Thousands) (Unaudited)

	12/30/2006	12/31/2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,580	$2,562

Adjustments to reconcile net income to net cash provided (used)
by operating activities:
Depreciation and amortization	5,274	3,321
Deferred income taxes	5,378	1,441
Income from unconsolidated affiliates, net of distributions	(943)	(1,959)
Gain on sale of unconsolidated affiliate	(18,323)	-
Gain on sales of property, plant & equip.	(65)	(929)
Changes in operating assets and liabilities:
Accounts receivables, net	(137)	(830)
Income tax receivables	1,021	500
Inventories	(2,501)	(796)
Other current assets	(731)	(108)
Accounts payable	(1,931)	1,301
Accrued expenses	545	(724)
Total adjustments	(12,413)	1,217
Net cash provided (used) by operating activities	(10,833)	3,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of unconsolidated affiliate	28,000	-
Proceeds from sale of property, plant and equipment	65	929
Purchases of property, plant, and equipment	(335)	(3,024)
Repurchase of stock	(283)	-
Increase in other assets	(277)	(32)
Net cash provided (used) by investing activities	27,170	(2,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital lease obligations	(10,450)	(791)
Net cash used by financing activities	(10,450)	(791)
NET INCREASE IN CASH	5,887	861

CASH AT BEGINNING OF PERIOD	1,078	877
CASH AT END OF PERIOD	$6,965	$1,738

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$1,680	$1,778
Income Taxes	$-	$106

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary

Notes to Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

December 30, 2006

1. Basis of Presentation

Interim Period Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and its wholly owned subsidiary Cagle Farms, Inc.  (collectively, the "Company") as of December 30, 2006, and the results of their operations for the 13 and 39 weeks ended December 30, 2006 and the 13 and 39 weeks ended December 31, 2005. Results of operations for the 13 and 39 weeks ended December 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2007.

The accompanying condensed consolidated balance sheet as of April 1, 2006, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements at December 31, 2006, and for the 13 and 39 weeks ended December 30, 2006 and December 31, 2005 of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Although the Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended April 1, 2006.

2.  Computation of net income per share

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	ended	ended	ended	ended
	12/30/2006	12/31/2005	12/30/2006	12/31/2005
Net Income (loss) as reported	$(3,157)	$(534)	$1,580	$2,562

Weighted Average Shares Outstanding
-Basic	4,710	4,743	4,721	4,743
-Diluted	4,710	4,743	4,721	4,743

Net Income (loss) Per Common Share
-Basic	$(0.67)	$(0.11)	$0.33	$0.54
-Diluted	$(0.67)	$(0.11)	$0.33	$0.54
Dividends Per Common Share	$-	$-	$-	$-

3.  Investments in Unconsolidated Affiliates

The Company accounts for its investments in its unconsolidated affiliates using the equity method.  The company sold its 30% interest in the unconsolidated affiliate for $28,000 on August 1, 2006 and recorded a gain of $18,323 as other income. The Company's share of earnings from these affiliates totaled $0 for the 13 weeks ended December 30, 2006, and $1,016 for the 13 weeks ended December 31, 2005. The Company's share of earnings from these affiliates totaled $1,317 for the 39 weeks ended December 30, 2006, and $2,917 for the 39 weeks ended December 31, 2005. The table below for the 13 & 39 weeks ended December 30, 2006 reflect results through the date of sale (August 1, 2006) of the unconsolidated affiliate.

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Net sales	$-	$53,900	$116,741	$185,910
Gross profit	-	8,333	13,959	24,734
Operating income	-	4,217	7,558	12,859
Income before taxes	-	3,189	5,515	9,865
Net income	$-	$3,189	$5,515	$9,865

4.  Other Non-Recurring Activities

During the 13 weeks ended December 30, 2006, the Company had no non-recurring activity, During the 39 weeks ended December 30, 2006, the company sold its 30% interest in the unconsolidated affiliate for $28,000 on August 1, 2006 and recorded a gain of $18,323 as other income. During the 13 and 39 weeks ended December 31, 2005 the Company had no non-recurring activity.

5. Inventories

	December 30, 2006	April 1, 2006
Finished Product	4,736	4,250
Field Inventory and Breeders	11,348	11,269
Feed, Eggs, and Medication	5,130	3,438
Supplies	1,127	883
	$22,341	$19,840

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

8.  Treasury Stock

Beginning in 1990, the Board of Directors (the “Board”) authorized the purchase of up to $2.5 million of the Company’s stock on the open market.  In February 2000, the Board increased the authorized amount to $15 million. During the nine months ended December 30, 2006, the Company purchased 34,900 shares of its common stock under this program for an aggregate purchase price of $283 thousand.  There remains $5.6 million authorized for purchase of the Company’s stock. The Company has accounted for these shares as being retired.

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

Quantifying Effects of Prior Years Misstatements in Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that registrants quantify errors using both a consolidated balance sheet and consolidated income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company in the third quarter of 2006 and did not have a material impact on the Company’s consolidated financial statements.

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

            For the 13 and 39 weeks ended December 30, 2006

The disclosures in this quarterly report are complementary to those made in the Company’s 2006 annual report on Form 10-K.

Results of Operations

Revenues for the third quarter were $56.4 million down 5.3% from the third quarter of last year mainly as a result of 8.6% fewer pounds produced. The Company’s third quarter poultry revenues, on a per pound basis, increased 3.9% while the equivalent quoted poultry market declined .5% relative to the third quarter of fiscal 2006. For the first nine months of fiscal 2007, our poultry revenues were $172.7 million down 5.3% while revenues on a per pound basis were unchanged despite an average decline in quoted markets of 9.6%.  When compared to the same period for fiscal 2006 quoted markets decreased in leg quarters (-22%), boneless thigh meat (-25%), drumsticks (-32%), tenders (-13%) and boneless breast (-7%). For the third quarter of fiscal 2007 versus the same period last year the Company increased its percentage of products sold in forms returning a premium value for our smaller sized broilers by 11.5% comprised principally of whole bird cut up and sized whole birds. Our Company’s change in product mix reflects the markets inability to price products produced by deboning or separating the whole bird into individual parts competitively versus selling the entire bird in whole or whole cut up form.

Cost of Sales

Cost of sales for the third quarter was $57.5 million down 1% from the same period last year.  Our third quarter cost of sales on a per pound basis increased 8.5% as compared to the same period last year influenced by escalating feed ingredient cost which increased 13.6% versus the third quarter of last year. Cost of sales for the first nine months of fiscal 2007 was $173.6 million up 1.8% and included a one time depreciation expense of $2.1 million in recognition of the decreased value of an inactive facility. The cost of feed ingredients continues to spiral upward with the demand from ethanol producers already leading to a doubling of the price of corn. With President Bush calling for an increase in the production of renewable and alternative fuels from 7.5 billion bushels to 35 billion bushels by 2017, and with corn being the most common feedstock for renewable fuels, the cost of producing food will only increase. We believe that the cost of our raw ingredients will remain high which will result in an increase to our cost of sales and in the short term have a negative impact on our operating margins. We also believe Cagle’s to have adequate liquidity to withstand the impact of these increased feed ingredients prices. However, in the long term, the protein sector of the food industry will be forced to pass the cost of our raw materials onto the final consumer increasing our sales price per pound and related revenue as well as our operating margins. We expect the increased cost of ingredients, principally corn, to continue and will utilize substitute ingredients as available and as determined through feed optimization programs to mitigate the impact of the increased corn cost.

Selling, Delivery and Administrative Expenses

As a group, these expenses increased 7% for the 13 weeks, and 4% for the 39 weeks, ended December 30, 2006 versus the 13 and 39 weeks ended December 31, 2005. These increases were chiefly due to an accrual of potential bad debts and insurance costs.

Other General Expenses

As a group, these expenses decreased 99% for the 13 weeks, and 93% for the 39 weeks, ended December 30, 2006 versus the 13 and 39 weeks ended December 31, 2005. These decreases were due to reduced gains from the sales of fixed assets.

Interest Expense

Interest expense decreased 27% for the 13 weeks ended December 30, 2006 versus the 13 weeks ended December 31, 2005. This is reflective of decreased borrowings. Interest expense decreased 6% for the 39 weeks ended December 30, 2006 versus the 39 weeks ended December 31, 2005. This is reflective of increased borrowings and rising interest rates during the first quarter and decreased borrowings for the second and third quarters.

Other Income

The sale of the Company’s minority interest in a joint venture was completed in the second quarter generating a pretax profit of $18 million. The Company had no non-recurring activity during the first or third quarter of the current year. The Company had no non-recurring activity during the 13 weeks and 39 weeks ended December 31, 2005.

Equity in Earnings of Unconsolidated Affiliates

The Company's interest in earnings of unconsolidated affiliates was $0 for the 13 weeks and $1,317 for the 39 weeks ended December 30, 2006. These earnings reflect a 100% decrease for the 13 weeks and a 55% decrease for the 39 weeks as compared to December 31, 2005. These decreases are reflective of the sale of the unconsolidated affiliate on August 1, 2006.

Income Taxes

The provision for income taxes reflects the Company's estimated liability for income taxes, net of any credits to which the Company may be entitled. The Company reviewed its tax positions and has determined that certain state deferred tax assets could expire before being realized. A tax expense of $2,552 was recorded in the period ended September 30, 2006 to reduce these deferred tax assets, largely related to state tax credit carry forwards. The overall effective tax rates of 36% and 77% for the 13 weeks and 39 weeks ended December 30, 2006, respectively, increased over the comparable prior period effective rates of 36.0% and 36.0% for the 13 weeks and 39 weeks ended December 31, 2005, respectively, primarily due to this adjustment.

Financial Condition

As of December 30, 2006, the Company's working capital was $22.9 million and its current ratio was 2.16. The Company’s working capital at April 01, 2006 was $9.4 million and its current ratio was 1.39. The Company has reduced long term debt by $1.2 million during the 13 weeks and $10.5 million for the 39 weeks ended December 30, 2006. The Company has spent $.3 million on capital projects in the first nine months of fiscal 2007. This has been funded through normal cash flow. The Company has an existing $14 million revolving credit facility which was untapped as of December 30, 2006.

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

Subsequent to December 30, 2006, an 8-K filed January 30, 2007 reported that the Company signed an Amended and Restated Revolving Line of Credit and Security Agreement, effective as of January 24, 2007, to the Syndicated Line of Credit, Term Loan and Security Agreement (the "Agreement"), which was originally entered into on December 20, 2004, with AgSouth Farm Credit, ACA, an agricultural credit association ("the Association"), and RBC Centura Bank, ("RBC"), a bank organized under the laws of the State of North Carolina. This filing noted that there were six primary changes to the Agreement.

  1.  RBC is no longer a lender under the Agreement.  The Association is now the sole lender.

  2.  There is no longer a Term Loan under the Agreement.

  3.  The revolving credit facility (“Facility”) is now in the amount of $10,000,000.

  4.  The interest rate is now a variable rate equal to 2.5% over the 90-day LIBOR rate published by the Wall Street Journal.

  5.  The collateral for the Facility no longer includes real estate.

  6.  The maturity date of the Agreement is now January 24, 2010, subject to extension as provided in the Agreement.

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

Quantifying Effects of Prior Years Misstatements in Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that registrants quantify errors using both a consolidated balance sheet and consolidated income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company in the third quarter of 2006 and did not have a material impact on the Company’s consolidated financial statements.

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

Feed Ingredients

The significant increase (38%) in the cost of corn during the quarter ended December 30, 2006 has resulted from its increased usage in ethanol production and other non traditional uses. The Company’s cost to acquire this essential feed ingredient may continue to increase. However, in the long term, the protein sector of the food industry will be forced to pass the cost of our raw materials onto the final consumer increasing our sales price per pound and related revenue as well as our operating margins. We expect the increased cost of ingredients, principally corn, to continue and will utilize substitute ingredients as available and as determined through feed optimization programs to mitigate the impact of the increased corn cost.

The Company may choose to lock-in future feed ingredient prices by utilizing forward purchase agreements with suppliers and through the use of futures contracts. The Company does not use derivatives or enter into contracts for the purpose of speculative trading. The Company’s two primary feed ingredients are corn and soybean meal. A 10% increase in the weighted-average cost of our primary feed ingredients as of December 30, 2006, based on our feed consumption during the three months ended December 30, 2006, would have resulted in an increase to cost of sales of approximately $1.4 million, excluding the impact of any hedging in that period.

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

Interest Rates. We currently have no exposure to interest rate fluctuations, as our existing indebtedness carries a fixed interest rate. We have an unused credit facility which carries a variable interest rate equal to the 90-day LIBOR rate published by the Wall Street Journal plus margins based on our ratio of funded debt to EBITDA. Reference our 8-K’s filed on October 7, 2005 and January 30, 2007.

The Company had no variable interest rate exposure at December 30, 2006. The Company's theoretical interest rate exposure on variable rate borrowings at December 30, 2006, had there been any, would be, a one percentage point increase in average interest rates on the Company's borrowings would increase future interest expense by $833 dollars per month and a five percentage point increase would increase future interest expense by $466 dollars per month. The Company determined these amounts based on $1 million of theoretical variable rate borrowings at December 30, 2006, multiplied by 1.0% and .5%, respectively, and divided by twelve. The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company's variable rate borrowings would increase interest expense and reduce net income.

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

Item 2.  Changes in Securities and Use of Proceeds

Beginning in 1990, the Board of Directors (the “Board”) authorized the purchase of up to $2.5 million of the Company’s stock on the open market.  In February 2000, the Board increased the authorized amount to $15 million. During the nine months ended December 30, 2006, the Company purchased 34,900 shares of its common stock under this program for an aggregate purchase price of $283 thousand.  There remains $5.6 million authorized for purchase of the Company’s stock. The Company has accounted for these shares as being retired.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are filed with this report.

  3.1 Articles of Incorporation of the Registrant. (2)

  3.2 Bylaws of the Registrant. (2)

14.1 Code of Ethics (3)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (1)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002  (1)

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (1)

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (1)

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

Date:  02/07/07

/s/   J. Douglas Cagle                       /s/ Mark M. Ham IV

Chairman and C.E.O.                      Chief Financial Officer