Form 10-K
period 2007-03-31
CAGLES INC
filed 2007-06-14
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   March 31, 2007                 or

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

     $   14,190,689.70    (based on $8.10 per share closing price on September 28, 2006)    .

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Class A Common Stock at $1.00 par value                   4,687,748 shares at $1.00 par value   .

DOCUMENTS INCORPORATED BY REFERENCE:

  Parts of the following documents are incorporated by reference in Part III of this form 10-K report:

  1) proxy statements for registrant's 2007 annual meeting of shareholders-      Items 10, 11, 12, 13, and 14.

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

Dispositions

The company sold its 30% interest in an unconsolidated affiliate for $28,000 on August 15, 2006 and recorded a gain of $18,323 as other income.

Narrative Description of Business

Food Processing

All of the Company's business activities are conducted on a vertically integrated basis within one industry segment, poultry products.  The Company's various poultry products are closely related, have similar purposes and uses, and are similar in terms of profitability and types and degrees of risks.  In addition, the production processes are similar to the extent that (a) production facilities are shared or are interchangeable and (b) the same types of raw materials, labor, and capital are used.  Markets and marketing methods are comparable for all products to the extent that they are generally sold to the same types of customers by a common sales force and are sensitive to changes in economic conditions to the same degree.

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

The day-old broiler chick is placed on a farm where it will grow for five to six weeks depending upon the size of bird desired, at which time it is transported to the processing plant for slaughter.  A significant investment in field inventories is required to support the Company's operating cycle.

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

Employees and Labor Relations

The Company employs approximately 1,850 persons of whom approximately 32% are covered by a collective bargaining agreement. The Company believes its relationship with the bargaining groups and other employees is good.

Seasonal Variations in Business

The seasonal demand for the Company's products is highest during the late spring and summer months and is normally lowest during the winter months.

Major Customers

Sales to the Company's largest customer represent 12%, 14%, and 11%, of net sales during fiscal 2007, 2006, and 2005, respectively. The Company also had sales in 2007 to another customer which represented 6% of net sales. The Company also had sales in 2005 to another customer which represented 10% of net sales.

Backlog

The Company had no material backlog of orders existing as of March 31, 2007.

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

Item 1A:  Risk Factors

Risk Factors: Industry cyclicality can affect our earnings, especially due to fluctuations in commodity prices of feed ingredients and chicken. Profitability in the chicken industry is materially affected by the commodity prices of chicken and feed ingredients, which are determined by supply and demand factors, which result in cyclical earnings fluctuations. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the United States and foreign governments. In particular, weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow chickens and deliver products. High feed ingredient prices have had a material adverse effect on our operating results in the past. We periodically seek, to the extent available, to enter into advance purchase commitments for the purchase of feed ingredients and enter into futures contracts, in an effort to manage our feed ingredient costs. The use of such instruments may not be successful.

Feed Ingredients: The significant increase (72%) in the cost of corn for the quarter ended March 31, 2007, as compared to the previous year fourth quarter, has resulted from its increased usage in ethanol production and other non traditional uses. The Company’s cost to acquire this essential feed ingredient may continue to increase. However, in the long term, the protein sector of the food industry will be forced to pass the cost of our raw materials onto the final consumer increasing our sales price per pound and related revenue as well as our operating margins. We expect the increased cost of ingredients, principally corn, to continue and will utilize substitute ingredients as available and as determined through feed optimization programs to mitigate the impact of the increased corn cost.

The Company may choose to lock-in future feed ingredient prices by utilizing forward purchase agreements with suppliers and through the use of futures contracts. The Company does not use derivatives or enter into contracts for the purpose of speculative trading. The Company’s two primary feed ingredients are corn and soybean meal. A $.10 per bushel price change in corn or a $10 per ton price change in soybean meal impacts our cost of sales $1.02 million dollars per year.

Leverage. Our indebtedness could adversely affect our financial condition. We presently have, and expect to continue to have, an amount of indebtedness. Our indebtedness could have important consequences to stockholders. For example, it could: increase our vulnerability to general adverse economic conditions; require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and for other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; and limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds, and failure to comply with those covenants could result in an event of default or require redemption of indebtedness. Any of these events could have a material adverse effect on us. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future, which is dependent on various factors. These factors include the commodity prices of feed ingredients and chicken and general economic, financial, competition, legislative, regulatory and other factors that are beyond our control.

Additional Borrowings Available. Despite our indebtedness, we are not prohibited from incurring additional indebtedness in the future.

Interest Rates. We currently have no exposure to interest rate fluctuations, as our existing indebtedness carries a fixed interest rate. We have an unused credit facility which carries a variable interest rate equal to the 90-day LIBOR rate published by the Wall Street Journal, plus 2.5%. Reference our 8-K’s filed on October 7, 2005 and January 30, 2007.

The Company had no variable interest rate exposure at March 31, 2007. The Company's theoretical interest rate exposure on variable rate borrowings at March 31, 2007, had there been any, would be, a one percentage point increase in average interest rates on the Company's borrowings would increase future interest expense by $833 dollars per month and a point five percentage point increase would increase future interest expense by $466 dollars per month. The Company determined these amounts based on $1 million of theoretical variable rate borrowings at March 31, 2007, multiplied by 1.0% and .5%, respectively, and divided by twelve. The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company's variable rate borrowings would increase interest expense and reduce net income.

Contamination of Products. If our products become contaminated, we may be subject to product liability claims and product recalls.

Livestock and Poultry Disease. Outbreaks of livestock diseases in general and poultry disease in particular, which are beyond our control, can significantly restrict our ability to conduct our operations. We take all reasonable precautions to ensure that our flocks are healthy and that our processing plants and other facilities operate in a sanitary and environmentally sound manner. However, an outbreak of disease could result in governmental restrictions on the import and export of our fresh chicken, to or from our suppliers, facilities or customers, or require us to destroy one or more of our flocks. This could result in the cancellation of orders by our customers and create negative publicity that may have a material adverse effect on our ability to market our products successfully and on our business, reputation and prospects.

Insurance. We are exposed to risks relating to product liability, product recall, property damage and injuries to persons for which insurance coverage is expensive, limited and potentially inadequate.

Significant Competition. Competition in the chicken industry with other vertically integrated poultry companies could adversely affect our business. The Company produces a smaller bird which differentiates it from the majority of its competitors.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2:  Properties

Production and Facilities

Breeding and Hatching

The Company supplies its broiler chicks by producing all of its own hatching eggs from breeder flocks owned by the Company.  These breeder flocks are maintained on approximately 40 contract grower farms.  In addition, the replacement breeder pullets are maintained on 15 contract grower farms where the breeders are reared from one day old to approximately 21 weeks old and then moved to the breeder farm where they begin to produce eggs at about 25 weeks of age.  These farms are located in north Georgia and Tennessee.

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

The independent contract growers provide the housing, equipment, utilities, and labor to grow the baby chicks to market age, which varies from five to six weeks, depending on the market for which they are intended.  The Company supplies the baby chicks, the feed, and all veterinary and technical services. Title to the birds remains with the Company at all times.  The contract growers are paid on live weight and are guaranteed a minimum rate with various incentives based upon a grower's performance as compared to other growers whose birds are marketed during the same week.  These contract farms are located in Georgia and Alabama.

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

Item 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter of fiscal 2007.

Item 4A:  Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 13, 2007 and is incorporated herein by reference.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed and principally traded on the American Stock Exchange, ticker symbol CGLA. As of March 31, 2007, there were 137 stockholders of record of the Company’s Class A common stock. Under current loan agreements, issuance of dividends must be consented to by debt holders.

Quarterly dividend data and market highs and lows for the past two years were:

	Fiscal 2007			Fiscal 2006
	Dividend	High	Low	Dividend	High	Low
Quarter:
First	$ -	$ 8.25	$ 6.55	$ -	$ 11.69	$ 9.00
Second	-	8.50	5.65	-	12.75	8.75
Third	-	8.45	7.15	-	10.60	7.47
Fourth	-	9.21	7.08	-	10.20	5.75

Item 6:  Selected Consolidated Financial Data

Five Year Selected Financial Data
(In Thousands, Except Per Share Data)
	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	March 31, 2007	April 1, 2006	April 2, 2005	April 3, 2004	March 29, 2003
OPERATING RESULTS:
Net sales ......................	$233,936	$237,266	$246,343	$304,507	$313,800
Costs & expenses .......	246,548	239,989	229,794	327,712	344,297
Operating income (loss).	(12,612)	(2,723)	16,549	(23,205)	(30,497)

Interest expense ............	2,054	2,407	2,649	7,018	8,156
Other income, net .........	19,998	4,266	4,106	(544)	16,323

Income (loss) before income taxes	5,332	(864)	18,006	(30,767)	(22,330)
Provision (benefit)
for income taxes ........	4,773	(290)	6,467	(13,042)	(9,058)
Net income (loss)..........	$559	$(574)	$11,539	$(17,725)	$(13,272)

FINANCIAL POSITION:
Working capital .........	$18,941	$9,416	$11,210	$3,527	$(49,235)
Total assets .................	84,019	95,204	94,720	100,019	171,777
Long-term debt and
capital lease
obligations ..................	16,467	25,869	26,534	34,552	23,479
Stockholders’ equity......	45,354	45,232	45,806	34,267	51,992

PERFORMANCE
PER COMMON SHARE:
Net income (loss):
Basic .............................	$0.12	$(0.12)	$2.43	$(3.74)	$(2.80)
Diluted ..........................	$0.12	$(0.12)	$2.43	$(3.74)	$(2.80)
Dividends ......................	–	–	–	–	–
Book value at the end of the year..	9.56	9.54	9.66	7.22	10.96
Average number of common shares
outstanding:
Basic .....................	4,724	4,743	4,743	4,743	4,743
Diluted ..................	4,724	4,743	4,743	4,743	4,743

The accompanying notes are an integral part of these consolidated financial statements.

Notes to selected financial data:

Fiscal year 2007

Debt was reduced by $10.9 million in 2007.  Interest expense was reduced by 14.7% as compared to 2006, the result of reduced borrowings.

Revenues declined by 1.4% as compared to 2006. This decrease can be attributed to two factors. A 3.9% decrease in production tonnage as compared to 2006 and an increase in our average selling price of .026 cents per pound as compared to 2006.

Cost of sales increased 2.3% as compared to 2006, due to a $2.13 million asset valuation adjustment to an inactive facility (noted in the Company’s second quarter 10Q). When adjusted for the inactive facility charge, cost of sales increased 1.3% versus the same period last year and can be attributed to increased grain costs.

Selling, general and administrative costs were $14.3 million for the year as compared to $12.8 million in fiscal 2006 an increase of 10.9%. Of the increase experienced in fiscal 2007 bad debt expense was responsible for 4.1%, salaries and benefits for 3.3% and a decrease of fees earned thorough outside accounting services had an impact of 3.2%.

The Company’s share of earnings in the unconsolidated affiliate decreased by 66.7%.  This is the result of the sale of the affiliate on August 1, 2006. Other income reflects a gain of $18,323 on the sale.

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

Selling and delivery expenses increased by 13%. This increase reflects increases in fuel costs, utilities and commission expenses.

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

The Company’s working capital increased primarily because of the retirement of short term debt.

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

Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Cagle’s Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes (“Notes”).

General

We are in a highly stratified industry with the top three producers accounting for 53 percent of poultry production in this country and the next seventeen accounting for 40 percent.  Our company currently produces ready to cook product of 6.7 million pounds per week, placing it in the top twenty integrated broiler companies ranked by ready to cook pounds. Cagle’s produces a product which differentiates itself from the average broiler company; as industry live weights approach 6 pounds per head, and our birds weigh approximately 4 pounds per head. While this difference impacts the fixed cost per unit at our operations, we believe it serves our company by allowing us to compete for a value added customer profile namely the fast-food, institutional, and deli markets. We believe this is a market segment that we excel in and can provide our customers with distinctive, quality product to fit their needs at margins necessary to offset the higher cost per unit brought about by the smaller live weight.

For the fiscal year ending 2007 the Company reported a profit of $0.6 million or $0.12 per diluted share compared to a loss of $.6 million or $(0.12) per diluted share for fiscal 2006. Fiscal 2007 results included the sale of the Company’s minority interest in a joint venture, which generated a pretax profit of $18 million and a one time $2.1 million asset valuation adjustment.

Net sales for fiscal 2007 were $233.9 million as compared to $237.3 for fiscal 2006.  Poultry sales for the year were basically unchanged correlated to a reduction in pounds marketed of 3.9% and an increase in average market price of 4.1%. The perceived threat of Avian Flu continued to be reflected in our markets both within our borders and internationally. As a result for the twelve months of this fiscal year, market prices lagged behind fiscal 2006. Our fourth quarter reflected a considerable improvement in response to industry wide production cut backs, increased export demand as flu threats subsided, and recognition of increased costs from corn demand associated with the energy sector. Fiscal 2007 market prices compared to fiscal 2006 for boneless breast, leg quarters, wings, boneless thighs and whole birds were +5.3%, -5.5%,+15.5%, -16.3% and -4.7% respectively. Fourth quarter quoted markets for leg quarters were up 28%, boneless breast up 41%, wings up 44%, boneless thighs up 24% and whole birds up 7% from third quarter averages. As a company we continue to focus on niche markets where we can react to our customer needs in a quick and efficient manner supported by a sales force which expanded by 25% in fiscal 2007. Given our bird size and production facilities we continue to exploit our expertise in the deli/fast food arena.

Cost of production for fiscal 2007 was $232.2 million compared to $227.1 million in fiscal 2006 an increase of 2.2%. Feed prices which account for approximately 32% of our total cost increased 9.3% for the year and in our fourth quarter were up 30.8% compared to the same quarter last year. As we enter an unstable time in the feed ingredient supply/demand cycle, Cagle’s has adopted an ingredient risk management plan to insure that we are adequately protected against potentially record-high ingredient prices. In general a $.10 per bushel price change in corn or a $10 per ton price change in soybean meal impacts our cost of sales by $1.02 million dollars per year.  Our workforce is made up of 1,850 dedicated employees who are encouraged to freely share suggestions to improve all phases of our operations.  We stress safety in our operations as reflected by current results of 1.8 million man hours without a lost time accident in our Alabama facility and over 2.1 million miles driven by our transportation group without a preventable DOT chargeable accident.

Selling, general and administrative costs were $14.3 million for the year as compared to $12.8 million in fiscal 2006, an increase of 10.9%. Of the increase experienced in fiscal 2007, bad debt expense was responsible for 4.1%, salaries and benefits for 3.3% and a decrease of fees earned through outside accounting services had an impact of 3.2%.

Interest expense of $2.1 reflects a 14.7% decline in fiscal 2007 as a result of lower debt obligations. The company expects interest expense in fiscal 2008 to continue at approximately the same level. In December 2006 we negotiated a new $10 million revolving line of credit secured by inventory and accounts receivable which is currently unutilized.

Financially our company remains strong. At the end of our fiscal year our stockholder’s equity was $45.4 million with a net working capital of $18.9 million. Total debt of $18.6 million reflected a reduction of 37% or $10.9 million this fiscal year. We continue to explore capital opportunities that will improve operational efficiencies and product quality insuring our ability to provide excellent service to our customers at a competitive price. It is our expectation that capital expenditures will be funded by cash on hand and cash generated through operations.

Year 2007 compared to 2006

The Company had available $10 million (unused) in established lines of credit as of March 31, 2007 and $10 million (unused) in availability as of April 1, 2006. Interest expense was reduced in 2007 by $353 thousand, a 14.7% reduction, as compared to the same period a year ago.

Poultry sales for the year were basically unchanged correlated to a reduction in pounds marketed of 3.9% and an increase in average market price of 4.1%.

Cost of sales increased 2.3% as compared to 2006, due to a $2.13 million asset valuation adjustment to an inactive facility (noted in the Company’s second quarter 10Q). When adjusted for the inactive facility charge, cost of sales remained relatively flat with an increase of 1.3% versus the same period last year.

Selling, general and administrative costs were $14.3 million for the year as compared to $12.8 million in fiscal 2006 an increase of 10.9%. Of the increase experienced in fiscal 2007 bad debt expense was responsible for 4.1%, salaries and benefits for 3.3% and a decrease of fees earned thorough outside accounting services had an impact of 3.2%.

The Company’s share of earnings in the unconsolidated affiliate decreased by 66.7% (due to the sale of the affiliate on August 1, 2006).

Income taxes were adjusted as a result of the sale of the unconsolidated affiliate. This transaction changed the income tax position of the Company. As a result of the loss of the continuing income from the subsidiary, certain recoverable state tax assets which could expire before being realized were adjusted.

Year 2006 compared to 2005

The Company had available $10 million in established lines of credit as of April 1, 2006 versus $14 million in availability as of April 2, 2005. Interest expense was reduced in 2006 by $242 thousand, a 9% reduction, as compared to the same period a year ago.

Revenues declined by 3.7% as compared to 2005. This decrease can be attributed to two factors. A decrease in our average selling price of 18.7% for the twelve months of 2006; quoted market prices declined approximately 20% for the same period; and a 4% increase in production tonnage for 2006 compared to 2005. This increase was impacted by a 3.6% decrease in production tonnage for the fourth quarter of 2006.

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

Other general expense is primarily from the gain on sale of fixed assets and increased by 62% as compared to 2005.

Interest expense for 2006 was 9% lower than for 2005, resulting from lower debt levels throughout the year.

Other Income/Expense is primarily from interest earned on excess cash, and increased by 16% as compared to 2005.

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

Other general expense is primarily from the gain/loss on sale of fixed assets and decreased by 115% as compared to 2004.

Interest expense for 2005 was 62% lower than for 2004, resulting from lower debt levels throughout the year.

Other Income/Expense decreased by 81% as compared to 2004 due to increased discount and interest income.

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

Financial condition & liquidity

The Company had available (unused) $10 million in established lines of credit as of March 31, 2007.

Analysis of cash flows

We expect that cash flow from operations and cash on hand will be sufficient to fund operations, to make all payments of principal and interest when due, and to fund capital expenditures for at least the next twelve months.

For the year ended March 31, 2007, the Company used cash in its operating activities of $12,187, due primarily to the operating loss during the year. Cash was provided from investing activities, in the amount of $25,994, due primarily from the cash received from the sale of an affiliate. Cash was used to pay down lines of credit and long term debt which totaled $10,949.

For the year ended April 1, 2006, the Company provided cash from operating activities of $2,716, due primarily to a reduction in accounts payables and to non-cash charges of depreciation and amortization.

For the year ended April 2, 2005, the Company provided cash from operating activities of $11,783, due primarily to the generation of pre-tax income in the amount of $18,006.

Cash flows provided by (used in) investing activities were $25,994, $(2,019), and $(2,803) for the fiscal years 2007, 2006, and 2005, respectively. The cash provided in 2007 resulted from the sale of the unconsolidated affiliate. The increase in 2006 is due to acquisitions of property, plant and equipment. The increase in cash used in investing activities for fiscal 2005 is primarily due to the acquisition of property, plant and equipment.

Cash flows used in financing activities were $11,386,  $496, and $8,114 for the fiscal years 2007, 2006 and 2005, respectively. Cash used in financing activities for fiscal 2007, 2006 and 2005 reflects the retirement of long-term debt.

Tabular disclosure of contractual obligations

Contractual obligations at March 31, 2007 were as follows:

Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long Term Debt Obligations	$ 18,565	$ 2,098	$ 4,722	$ 11,745	$ -
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	1,821	500	938	383	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total	$ 20,386	$ 2,598	$ 5,660	$ 12,128	$ -

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

Revenue recognition

The Company recognizes revenue upon product shipment and transfer of title and risk of loss to the customer. Revenue is recorded net of any discounts, allowances or promotions. Estimates for any special pricing arrangements, promotions or other volume-based incentives are recorded upon shipment of the product in accordance with the terms of the promotion, allowance or pricing arrangements. Shipping and handling costs are included in cost of sales in the accompanying consolidated statements of operations.

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  The adoption of SFAS No. 154 did not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  The Company’s management does not anticipate that this pronouncement will have a significant impact on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  The provisions of FIN 48 will be effective for the Company as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company’s management does not anticipate that FIN 48 will have a significant impact on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 requires that registrants quantify errors using both a consolidated balance sheet and consolidated statement of income approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material.  SAB No. 108 is effective for the Company in fiscal 2007 and did not have a material impact on the Company’s consolidated financial statements.

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

Item 8:  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors

Cagle’s, Inc. and Subsidiary

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Cagle’s, Inc. (a Georgia corporation) and Subsidiary as of March 31, 2007 and April 1, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2007, April 1, 2006 and April 2, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cagle’s, Inc. and Subsidiary as of March 31, 2007 and April 1, 2006, and the consolidated results of their operations and their cash flows for the years ended March 31, 2007, April 1, 2006 and April 2, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Frost, PLC

Moore Stephens Frost, PLC

Independent Registered Public Accounting Firm

Little Rock, Arkansas

June 5, 2007

Cagle's, Inc. & Subsidiary
Consolidated Balance Sheets
March 31, 2007 and April 1, 2006
(In Thousands, Except Par Value)

	March 31, 2007	April 1, 2006
Assets
Current assets
Cash and cash equivalents	$ 3,499	$ 1,078
Trade accounts receivable, less allowance for doubtful accounts
of $662 and $320 in 2007 and 2006, respectively	13,737	11,454
Inventories	22,943	19,840
Refundable income taxes, current portion	492	813
Other current assets	468	334
Total current assets	41,139	33,519

Investments in and receivables from unconsolidated affiliates	-	8,740

Property, plant and equipment, at cost:
Land	1,976	1,976
Buildings and improvements	59,067	58,940
Machinery, furniture and equipment	38,773	38,904
Vehicles	4,491	4,504
Construction in progress	441	-
	104,748	104,324
Less accumulated depreciation	65,475	60,872
Property, plant and equipment, net	39,273	43,452

Other assets
Long-term refundable income taxes	-	828
Deferred income taxes	622	5,720
Deferred financing costs, net	53	338
Other assets	2,932	2,607
Total other assets	3,607	9,493
Total assets	$ 84,019	$ 95,204

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$ 2,098	$ 3,645
Accounts payable	13,581	14,516
Accrued expenses	5,335	4,236
Deferred income taxes	1,184	1,706
Total current liabilities	22,198	24,103

Long-term debt, less current maturties	16,467	25,869
COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 9,000 shares authorized, 4,689 and 4,744 shares issued in 2007
and 2006, respectively, and 4,688 and 4,743 shares outstanding in 2007 and 2006, respectively	4,689	4,744
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	3,816	4,198
Retained earnings	36,929	36,370
Total stockholders' equity	45,354	45,232
Total liabilities and stockholders' equity	$ 84,019	$ 95,204

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Consolidated Statements of Operations
For the Years Ended March 31, 2007, April 1, 2006, and April 2, 2005
(In Thousands, Except Per Share Data)

	2007	2006	2005

Net sales	$ 233,936	$ 237,266	$ 246,343

Costs and expenses
Cost of sales	232,290	227,136	217,024
Selling and delivery	8,667	7,314	6,451
General and administrative	5,654	6,468	6,891
Other general expenses	(63)	(929)	(572)
	246,548	239,989	229,794

Operating income (loss)	(12,612)	(2,723)	16,549

Other income (expense)
Gain on sale of unconsolidated affiliates	18,323	-	-
Interest expense	(2,054)	(2,407)	(2,649)
Other income (expense), net	358	309	(23)
Total other income (expense)	16,627	(2,098)	(2,672)

Income (loss) before equity in earnings of unconsolidated affiliates and income taxes	4,015	(4,821)	13,877
Equity in earnings of unconsolidated affiliates	1,317	3,957	4,129
Income (loss) before income taxes	5,332	(864)	18,006

Income tax provision (benefit)	4,773	(290)	6,467

Net income (loss)	$ 559	$ (574)	$ 11,539

Weighted average common shares outstanding
Basic	4,724	4,743	4,743
Diluted	4,724	4,743	4,743

Per common share
Net income (loss)
Basic	$ 0.12	$ (0.12)	$ 2.43
Diluted	$ 0.12	$ (0.12)	$ 2.43

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 2007, April 1, 2006, and April 2, 2005
(In Thousands)

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, April 3, 2004	4,744	$4,744	(1)	$(80)	$4,198	$25,405	$34,267

Net income	-	-	-	-	-	11,539	11,539

Balance, April 2, 2005	4,744	4,744	(1)	(80)	4,198	36,944	45,806

Net loss	-	-	-	-	-	(574)	(574)

Balance, April 1, 2006	4,744	4,744	(1)	(80)	4,198	36,370	45,232

Purchase of treasury stock	(55)	(55)	-	-	(382)	-	(437)
Net income	-	-	-	-	-	559	559

Balance, March 31, 2007	4,689	$4,689	(1)	$(80)	$3,816	$36,929	$45,354

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended March 31, 2007, April 1, 2006, and April 2, 2005
(In Thousands)
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$559	$(574)	$11,539

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	3,780	4,223	3,841
Impairment loss	2,128	-	-
Amortization	306	349	133
Gain on sale of property, plant and equipment	(63)	(929)	(572)
Gain on sale of unconsolidated affiliates	(18,323)	-	-
Income from unconsolidated affiliates, net of distributions	(943)	(2,635)	(2,064)
Deferred income taxes expense (benefit)	4,576	(781)	6,422
Changes in operating assets and liabilities
Trade accounts receivable, net	(2,283)	(84)	292
Inventories	(3,103)	(798)	287
Refundable income taxes	1,149	1,169	648
Other current assets	(134)	255	68
Accounts payable	(935)	2,953	(6,804)
Accrued expenses	1,099	(432)	(2,007)
Net cash provided (used) by operating activities	(12,187)	2,716	11,783
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,732)	(3,175)	(4,277)
Proceeds from sale of property, plant and equipment	66	929	377
Proceeds from sale of unconsolidated affiliates	28,000	-	-
Payments received on notes receivable	-	250	1,105
Increase in other assets	(340)	(23)	(8)
Net cash provided (used) by investing activities	25,994	(2,019)	(2,803)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on revolving line of credit	(2,980)	2,980	-
Proceeds from issuance of long-term debt	-	-	11,816
Payments of long-term debt	(7,969)	(3,476)	(19,279)
Payments of deferred financing costs	-	-	(651)
Repurchase of stock	(437)	-	-
Net cash used in financing activities	(11,386)	(496)	(8,114)
Net increase in cash and cash equivalents	2,421	201	866
Cash and cash equivalents at beginning of year	1,078	877	11
Cash and cash equivalents at end of year	$3,499	$1,078	$877
Supplementary disclosures of cash flow information
Cash paid during the year for interest	$2,063	$2,404	$2,664
Income taxes paid, net	185	28	66
Supplementary disclosures of non-cash transactions
Write-off of note receivable	$-	$-	$170

The accompanying notes are an integral part of these consolidated financial statements.

Cagle’s, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2007, April 1, 2006, and April 2, 2005

(In Thousands)

1.

Summary of Significant Accounting Policies

a.

Principles of consolidation – The consolidated financial statements include the accounts of Cagle’s, Inc. and its wholly-owned subsidiary Cagle Farms, Inc. (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated.  Investments in unconsolidated affiliates have historically been accounted for under the equity method.

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

c.

Revenue recognition – The Company recognizes revenue upon product shipment and transfer of title and risk of loss to the customer.  Revenue is recorded net of any discounts, allowances or promotions.  Estimates for any special pricing arrangements, promotions or other volume-based incentives are recorded upon shipment of the product in accordance with the terms of the promotion, allowance or pricing arrangements.

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

f.

Inventories – Live bird and hatching egg inventories are stated at cost and breeder hens are stated at cost, less accumulated amortization, consistent with industry standards.  The costs associated with breeder hens are accumulated up to the production stage and amortized over the productive lives using the unit-of-production method.  Finished poultry products, feed, and other inventories are stated at the lower of cost or market.  The Company records valuations and adjustments for its inventories and for estimated obsolescence at or equal to the difference between the cost of the inventories and the estimated market value based upon known conditions affecting the inventories’ obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products.  The Company allocates meat costs between its various finished poultry products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts, which are carried in inventories at the estimated recovery amounts, with the remaining amount being reflected at cost or market, whichever is lower.  For inventory valuation purposes, costs include live production costs (principally feed, chick cost, medications and other raw materials), labor and production overhead.  Not all broilers and breeders survive to maturity or disposition; normal losses are not expensed directly because total costs of the project are assigned to the survivors.  The Company would record adjustments to reduce the values of processed poultry and feed inventories to fair market values if market prices for poultry

1.

Summary of Significant Accounting Policies (cont.)

or feed grains moved substantially lower, this would increase the Company’s cost of sales.  The Company has not experienced material revisions to its inventory costs during 2007, 2006 and 2005.  Inventories at March 31, 2007 and April 1, 2006 consist of the following:

	2007	2006
Finished products	$ 4,485	$ 4,250
Field inventory and breeders	12,860	11,269
Feed, eggs and medication	4,450	3,438
Supplies	1,148	883
	$ 22,943	$ 19,840

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

h.

Deferred financing costs – Deferred financing costs are amortized over ten years.  Deferred financing costs are shown net of accumulated amortization on the accompanying consolidated balance sheets.

i.

Employee insurance claims – The Company is self-funded under a minimum premium arrangement for the majority of employee claims under its group health plan.  From May 1992, the union employees of the Company were covered for health insurance under a union health plan.  Starting in January 2003, these employees began receiving health insurance coverage under the Company sponsored plan.  The Company is self-insured for the majority of its workers’ compensation risks.  The Company’s insurance programs are administered by risk management specialists.  Insurance coverage is obtained for catastrophic workers’ compensation and group health exposures, as well as those risks required to be insured by certain state laws.  The Company’s accrual for group health and workers’ compensation liabilities of $1,437 and $1,426 as of March 31, 2007 and April 1, 2006, respectively, is included in accrued expenses in the accompanying consolidated balance sheets. These accruals are estimated using historical experience and actuarial estimates. No post-employment benefits are provided under the Company’s group health plan.

j.

Operating leases – The Company accounts for operating lease agreements in accordance with SFAS No. 13, “Accounting for Leases,” and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.”  Currently, the Company has not entered into any operating lease agreements which contain escalating rent provisions.  Accordingly, rent expense is recognized on a straight-line basis.  Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term, including renewal option periods that are reasonably assured.

k.

Income taxes – The Company utilizes the liability method of accounting for deferred income taxes.  The liability method provides deferred taxes on the consolidated balance sheet for the temporary differences between financial statement and income tax return basis of assets and liabilities as of the fiscal year end date at the presently enacted tax rates.

1.

Summary of Significant Accounting Policies (cont.)

l.

Earnings per share – Net income amounts presented in the accompanying consolidated statements of operations represent amounts available to common stockholders.  The following table reconciles the denominator of the basic and diluted earnings per share computations:

	2007	2006	2005

Weighted-average common shares	4,724	4,743	4,743
Incremental shares from assumed
conversions of options	-	-	-

Weighted-average common shares and
dilutive potential common shares	4,724	4,743	4,743

m.

Fiscal year – The Company’s fiscal year closing date is the Saturday nearest March 31.  The years ended March 31, 2007, April 1, 2006 and April 2, 2005 include operations for 52-week periods.

n.

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

o.

Fair value of financial instruments – The book values of cash, trade accounts receivable, accounts payable, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments.  The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for debt of similar terms and maturities.  Under this method, the Company’s fair value of long-term debt was not significantly different from the stated value at March 31, 2007 or April 1, 2006.

p.

Accounting for the impairment of long-lived assets – Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superseded and amended SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets.

Based on management’s assessment of the impairment indicators, there was one asset group which was determined to be impaired during 2007.  The impairment resulted from a significant change in the physical condition and market value of the Macon facility.  Consequently, the Company recognized an impairment loss in its second quarter of 2007 totaling $2,128, which represents the excess of the carrying values of the assets over their fair values, less costs to sell.  The impairment loss was recorded as a component of cost of sales in the accompanying consolidated statements of operations for the year ended March 31, 2007.  Based upon management’s assessment of the impairment indicators for the remaining assets, management determined that upon testing the expected future net cash flows to be generated from these assets, no other impairment losses had occurred in the fiscal years ended 2007, 2006 or 2005.

q.

Shipping and handling costs – Shipping and handling costs are included in cost of sales in the accompanying consolidated statements of operations and totaled $12,078, $9,651 and $7,511 in fiscal years 2007, 2006 and 2005, respectively.

r.

Reclassifications – Certain reclassifications have been made to the 2006 and 2005 balances in order to conform to the 2007 presentation.

2.

Deferred Financing Costs

Deferred financing costs consist of the following at March 31, 2007 and April 1, 2006:

	2007	2006
Deferred financing costs	$133	$896
Accumulated amortization	(80)	(558)
Net deferred financing costs	$53	$338

Future finite-lived intangible asset amortization expense is as follows:

2008	13
2009	13
2010	13
2011	13
2012	1
53

As discussed in Note 3, the Company obtained new financing with a financial institution during 2005.  In conjunction with this refinancing, the Company capitalized financing costs incurred in the amount of $652, which had a two-year life.  During the year ended March 31, 2007, the Company paid off the term note and, accordingly, wrote off the related deferred financing costs.  These costs have been included as general and administrative expense in the consolidated statements of operations for the year ended March 31, 2007.  See Note 3 for further discussion of financing arrangements.

3.

Long-Term Debt

Long-term debt consists of the following at March 31, 2007 and April 1, 2006:

	2007	2006
Term note payable; fixed interest rate of 7.86%,
principal and interest payable monthly of $290,
through maturity on April 1, 2011; secured by the
Collinsville plant, Dalton hatchery and Rockmart
feedmill.	$18,565	$21,401

Term note payable; variable interest rate of LIBOR
plus 4.50%, principal and interest payable monthly of
$117, through maturity on April 1, 2011; secured by
accounts receivable, inventory and property, plant
and equipment, excluding the Collinsville plant and
Rockmart feedmill. Paid in full in August 2006.	-	5,133

Revolving line of credit, maturing January 24, 2010,
interest payable monthly, variable interest rate of
LIBOR plus 2.50%; secured by accounts receivable
and inventories. Paid in full in August 2006.	-	2,980
	18,565	29,514
Less current maturities	2,098	3,645
Long-term debt, less current maturities	$16,467	$25,869

During 2005, the Company secured new financing through a new term loan and a revolving line of credit through a financial institution.  The proceeds obtained through this financing were used to pay off previous debt obligations.  During 2007, the Company entered into a new financing agreement, in which the term loan was paid off and terminated, the revolving line of credit and related interest rate were reduced, the maturity date was extended through January 24, 2010, and the restrictive covenants were relaxed.  These covenants along with covenants already in place require that the Company maintain (1) a minimum fixed charge coverage ratio, as defined in the debt agreement; (2) a maximum leverage ratio; (3) an adjusted EBITDA above a specified amount; (4) capital expenditures not to exceed certain limits; (5) an actual net worth above a specified amount; and (6) a current ratio, as defined in the debt agreement.  The Company was in compliance with these covenants at March 31, 2007.

Aggregate maturities of long-term debt during the years subsequent to March 31, 2007 are as follows:

2008	$ 2,098
2009	2,269
2010	2,453
2011	11,745
$ 18,565

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

Income tax expenses (benefits) are reflected in the consolidated statements of operations as follows:

	2007	2006	2005
Current tax provision (benefit)	$(349)	$22	$45
Change in valuation allowance	546	469	-
	197	491	45
Deferred tax expense (benefit)	4,576	(781)	6,422
	$4,773	$(290)	$6,467

A reconciliation between income taxes computed at the federal statutory rate and the Company’s income tax rate is as follows:

	2007	2006	2005
Federal income taxes at statutory rate	$1,813	$(294)	$6,122
State income taxes	107	(17)	777
Change in valuation allowance	546	469	-
Jobs and investment tax credits	(823)	(1,025)	(690)
Write-off of jobs and investment tax credits	3,206	-	-
Accounting method change	1,631	-	-
Other	$(1,707)	$577	$258
	$4,773	$(290)	$6,467

Components of the net deferred income tax asset (liability) at March 31, 2007 and April 1, 2006 relate to the following:

	2007	2006
Deferred income tax assets
Tax credit carryforwards	$11,895	$10,681
Net operating loss carryforwards	883	9,339
Accrued expenses	495	264
Other	195	171
	13,468	20,455
Less valuation allowance	(5,165)	(4,619)
	8,303	15,836

Deferred income tax liabilities
Family farm cash-basis deferral	$(2,086)	$(2,236)
Inventories	(1,509)	(1,794)
Property and depreciation	(4,096)	(5,955)
Income from joint ventures	-	(1,609)
Accounting method change	(957)	-
Other	(217)	(228)
	(8,865)	(11,822)
Net deferred income tax asset (liability)	$(562)	$4,014

4.

Income Taxes (cont.)

The Company has federal and state tax credit carryforwards of $11,895, which are available to reduce income taxes through 2015.  Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for a significant portion of the deferred tax asset associated with the tax credit carryforwards.

5.

Stockholders’ Equity

Beginning in 1990, the Board of Directors (the “Board”) authorized the purchase of up to $2,500 of the Company’s stock on the open market.  In February 2000, the Board increased the authorized amount to $15,000.  Through March 31, 2007, 692,522 shares had been repurchased by the Company at a total cost of $9,491.  The Company has accounted for these shares on the retirement method.

6.

Sales of Facilities

On January 30, 2004, the Company sold certain assets comprising the “Perry Complex”, (a poultry processing plant in Perry, Georgia, a feed mill and hatchery in Forsyth, Georgia, and related assets and inventories), to Perdue Farms, Inc. (“Perdue”) for $45,000 for the property, plant and equipment and $6,725 for certain inventories associated with the assets.  The price of the property, plant and equipment was subject to a $1,000 hold back, contingent upon completion of certain post-closing projects.  During 2006 and 2005, all post-closing projects were completed and all amounts were received in full.  The price for the inventories included an estimated prepayment for live poultry to be delivered in the ordinary course of grow out.

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

On August 15, 2006, the Company sold its thirty percent interest in Cagle’s – Keystone Foods, LLC to its joint venture partner for $28,000.  This sale resulted in a gain of $18,323, which is recorded as other income in the accompanying consolidated statements of operations.

The Company occasionally sold eggs and broilers to and purchased processed products from unconsolidated affiliates.  In addition, the Company performed certain management and administrative services for unconsolidated affiliates.  Sales to, purchases from, accounts payable to and receivable from, and service fees charged to unconsolidated affiliates are summarized as follows:

	2007	2006	2005

Sales	$ -	$ -	$ 6,425
Purchases	-	-	-
Accounts receivable	-	-	-
Accounts payable	-	-	-
Administrative service fees	357	818	756

The Company accounted for its investments in affiliates using the equity method.  The Company’s share of affiliates’ earnings was $1,317, $3,957 and $4,129 for fiscal years 2007, 2006 and 2005, respectively.  The Company’s share of the affiliates’ earnings were based on the audited results for the period ended August 15, 2006 and the years ended December 31, 2005 and January 1, 2005, adjusted for the unaudited results for interim periods.

Summarized combined unaudited balance sheet information for unconsolidated affiliates as of April 1, 2006 is as follows:

Current assets	$ 25,456
Noncurrent assets	51,958
Total assets	$ 77,414

Current liabilities	$ 6,299
Noncurrent liabilities	41,960
Owners' equity	29,155
Total liabilities and owners' equity	$ 77,414

Summarized combined unaudited statements of operations information for unconsolidated affiliates for the period ended August 15, 2006 and the fiscal years 2006 and 2005 is as follows:

	For the
	Period Ended
	August 15,
	2006	2006	2005
Net sales	$ 108,996	$ 252,063	$ 317,387
Gross profit	14,725	33,010	34,550
Operating income	12,243	17,310	16,501
Net income	5,473	13,233	13,599

8.

Major Customers

The Company had sales to one individual customer (“A”), which exceeded ten percent of total sales for fiscal years 2007, 2006 and 2005.  The Company had sales in excess of ten percent from another customer (“B”) in fiscal year 2005.  Accounts receivable and sales from these customers as of and for the years ended March 31, 2007, April 1, 2006 and April 2, 2005 were as follows:

	Sales		Accounts Receivable
Fiscal Year	Amount	Percentage	Amount	Percentage

Customer A
2007	$ 29,461	12%	$ 1,521	11%
2006	33,445	14%	1,488	13%
2005	27,583	11%	1,558	14%

Customer B
2005	24,721	10%	111	1%

9.

Benefit Plans

Under a collective bargaining agreement, the Company contributes to a multi-employer pension plan for the benefit of certain employees who are union members.  A separate actuarial valuation for this plan is not made for the Company.  Accordingly, information with respect to accumulated plan benefits and net assets available for benefits is not available.  Under the Employee Retirement Income Security Act of 1974, as amended in 1980, an employer, upon withdrawal from a multi-employer plan, is required, in certain cases, to continue funding its proportionate share of the plan’s unfunded vested benefits.  The Company’s contribution rate is a fixed-dollar amount per eligible employee.  The Company made total contributions to the union plan of $119, $134 and $142 in fiscal years 2007, 2006 and 2005, respectively.

The Company has a 401(k) retirement plan for employees not covered by a collective bargaining agreement.  Under the plan, the Company matches contributions up to two percent of participating employees’ salaries.  Additional contributions may be made at the discretion of the Company’s Board.  The Company made matching contributions of $131, $205 and $184 in fiscal years 2007, 2006 and 2005, respectively.  No discretionary Company contributions have been made to this plan.

The Company does not provide postretirement medical or other benefits to employees.

10.

Other Non-Recurring Income

During the year ended April 2, 2005, the Company received $43, which represents recovery from the settlement of lawsuits involving vitamin manufacturers.  This recovery is included as a reduction of cost of sales in the accompanying consolidated statements of operations.

11.

Commitments and Contingencies

The Company leases certain of its buildings, equipment and vehicles under non-cancelable operating leases.  The consolidated statements of operations include rental expense relating to these operating leases of $1,048, $1,052 and $1,278 in fiscal years 2007, 2006 and 2005, respectively.

At March 31, 2007, future minimum payments under non-cancelable operating leases were as follows:

2008	$ 500
2009	500
2010	438
2011	256
2012	127
$ 1,821

The Company was involved, as were many other companies in the industry, in purported class action litigation brought on by several independent growers.  During fiscal 2002, the Company settled a portion of the lawsuits by paying $598.  During the year ended March 29, 2003, the Company settled another portion of the lawsuits by paying $1,400.  At March 31, 2007, the Company continues to vigorously defend the two remaining grower lawsuits, both of which are pending on appeals by the growers, after summary judgment was granted in favor of the Company.  The Company has not accrued any losses in connection with the remaining lawsuits.

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

At March 31, 2007, the Company had a total of 1,852 employees.  Of this total, 1,668 are hourly workers and 184 are salaried.  Approximately 35% of the Company’s hourly employees are represented by a union.  None of the Company’s salaried employees are represented by a union.  The existing union agreement will expire on November 2008.

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

The Company, at various times throughout the years, maintained cash balances with certain financial institutions in excess of Federal Deposit Insurance Corporation (“FDIC”) insured limits.  As of March 31, 2007 and April 1, 2006, the Company had $856 and $657, respectively, in financial institutions in excess of federally insured amounts.

13.

Quarterly Financial Data (Unaudited)

Quarterly financial data is as follows (in thousands, except per share data):

				Earnings
				Per Share
		Operating	Net	(Basic and
	Net Sales	Income (Loss)	Income (Loss)	Diluted)

Fiscal year 2007 quarter ended:
July 1, 2006	$54,277	$(3,120)	$(1,762)	$(0.37)
September 30, 2006	62,017	(3,609)	6,499	1.37
December 30, 2006	56,374	(4,673)	(3,157)	(0.67)
March 31, 2007	61,268	(1,210)	(1,021)	(0.21)

Fiscal year 2006 quarter ended:
July 2, 2005	$61,593	$1,886	$1,439	$0.30
October 1, 2005	61,297	2,248	1,658	0.35
December 31, 2005	59,495	(1,456)	(534)	(0.11)
April 1, 2006	54,881	(5,401)	(3,137)	(0.66)

Fiscal year 2005 quarter ended:
July 3, 2004	$67,152	$9,186	$6,162	$1.30
October 2, 2004	64,021	3,785	2,719	0.57
January 3, 2005	54,594	(119)	115	0.02
April 2, 2005	60,576	3,697	2,543	0.54

14.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  The adoption of SFAS No. 154 did not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  The Company’s management does not anticipate that this pronouncement will have a significant impact on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  The provisions of FIN 48 will be effective for the Company as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company’s management does not anticipate that FIN 48 will have a significant impact on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 requires that registrants quantify errors using both a consolidated balance sheet and consolidated statement of income approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material.  SAB No. 108 is effective for the Company in fiscal 2007 and did not have a material impact on the Company’s consolidated financial statements.

SCHEDULE II – Valuation and Qualifying Accounts

Col A	Col B	Col C		Col D	Col E
ADDITIONS
	Balance at	Charged to	Charged		Balance
	Beginning of	Costs and	to Other		at end
DESCRIPTION	Period	Expenses	Accounts	Deductions	of Period
Year ended March 31, 2007
Reserves and Allowances deducted
from asset accounts:
Allowance for doubtful accounts	$ 320	$ 517	$ -	$ (175)	$ 662
Year ended April 1, 2006
Reserves and Allowances deducted
from asset accounts:
Allowance for doubtful accounts	$ 369	$ -	$ -	$ (49)	$ 320
Year ended April 2, 2005
Reserves and Allowances deducted
from asset accounts:
Allowance for doubtful accounts	$ 601	$ -	$ -	$ (232)	$ 369

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

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective as of April 1, 2006, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cagle’s, Inc.’s independent auditors, Moore Stephens Frost, PLC, are engaged to audit the consolidated financial statements of Cagle’s, Inc. and subsidiary and to express an opinion thereon. Their audit is conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) to enable them to report whether the consolidated financial statements present fairly, in all material respects, the financial position and the results of operations and cash flows of Cagle’s, Inc. and subsidiary in conformity with accounting principles generally accepted in the United States of America.

May 29, 2007

/s/ J. Douglas Cagle                                               /S/ Mark M. Ham IV

J. DOUGLAS CAGLE                                            MARK M. HAM IV

Chairman and Chief Executive Officer                  Executive Vice President & CFO

Report of the Audit Committee

The Audit Committee reviewed with management and the Company’s independent auditors overall audit scopes and plans, the results of internal and external audit examinations, evaluations by the auditors of the Company’s internal controls and the quality of the Company’s financial reporting. The Committee also discussed with the independent auditors other matters required to be discussed by the auditors with the Committee under Statement on Auditing Standards No. 61 (communication with audit committees). The Committee received from the auditors their annual written report on their independence from the Company and its management, which is made under Independence Standards Board Standard No. 1 (independence discussions with audit committees). The Committee also engaged in substantive discussions with the auditors regarding their independence from the Company. In performing all of these functions, the Audit Committee acts only in an oversight capacity, and, in its oversight role, the Committee relies on the work and assurances of the Company’s management, which has the primary responsibility for financial statements and reports, and of the independent auditors, who, in their report, express an opinion on the conformity of the Company’s annual financial statements to generally accepted accounting principles. In reliance on these reviews and discussions and on the report of the independent auditors, the Audit Committee has recommended to the Board of Directors, and the Board has approved, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, for filing with the Securities and Exchange Commission.

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

Item 9B.   Other Information

None

PART III

Item 10:  Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 13, 2007 and is incorporated herein by reference. The Company has adopted a Code of Ethics, which applies to the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The full text of the Code of Ethics was included as an exhibit with the 2004 annual report.

Item 11:  Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 13, 2007 and is incorporated herein by reference.

 Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 13, 2007 and is incorporated herein by reference.

Item 13:  Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 13, 2007 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on July 13, 2007 and is incorporated herein by reference.

PART IV

Item 15:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

(a)1.   Financial Statements

The following consolidated financial statements of Cagle’s, Inc. and subsidiary are filed as part of this report:

Consolidated Balance Sheets as of March 31, 2007 and April 01, 2006

Consolidated Statements of Operations for the Years Ended March 31, 2007, April 01, 2006, and April 02, 2005

Consolidated Statements of Stockholder’s Equity for the Years Ended March 31, 2007, April 01, 2006, and April 02, 2005

Consolidated Statements of Cash Flows for the Years Ended March 31, 2007, April 01, 2006, and April 02, 2005

Notes to Consolidated Financial Statements as of and for the years ended, March 31, 2007, April 01, 2006, and April 02, 2005

(a)2.   Financial Statement Schedules

The following financial statement schedules are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Schedule II – Valuation and Qualifying Accounts

(a)3.

  Exhibits

  3.1 Articles of Incorporation of the Registrant. (4)

  3.2 Bylaws of the Registrant. (2)

13.2 Cagle's, Inc. Proxy statements for Registrant's 2006 annual meeting of shareholders. (1)

14.1 Code of Ethics. (3)

23.1 Consent of independent registered public accounting firm, Moore Stephens Frost, PLC. (1)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).  (1)

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).  (1)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.  (1)

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.  (1)

99.1 Audited financial statements of unconsolidated affiliates: Cagle's Keystone Foods, L.L.C. for 08/15/06.

         (Moore Stephens Frost, PLC)  (1)

99.2 Audited financial statements of unconsolidated affiliates: Cagle's Keystone Foods, L.L.C. for 12/31/05 and 1/1/05.

        (Ernst & Young LLP)  (1)

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

(b) Reports on Form 8-K

   1. The Company filed an 8-K on August 18, 2006, to furnish a press release announcing its results of operations for the first quarter of 2007.

   2. The Company filed an 8-K on August 28, 2006, to furnish a press release announcing its sale of an affiliate.

   3. The Company filed an 8-K on November 02, 2006, to furnish a press release announcing its results of operations for the second quarter of 2007.

   4.  The Company filed an 8-K on January 30, 2007, to furnish a press release announcing the signing of an Amended and Restated Revolving Line of

        Credit and Security Agreement, effective as of January 24, 2007.

   3. The Company filed an 8-K on February 1, 2007, to furnish a press release announcing its results of operations for the third quarter of 2007.

   4. The Company filed an 8-K on June 8, 2007, to furnish a press release announcing its results of operations for the fourth quarter of 2007.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cagle's, Inc.

BY:   /s/  J. Douglas Cagle

               Chairman and Chief Executive Officer & President

               June 08, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities indicated and on June 08, 2007:

/s/ J. Douglas Cagle

Director and Chairman and Chief Executive Officer & President

/s/ G. Bland Byrne

Director

/s/ Candace Chapman

Director

/s/ Panos J. Kanes

Director

/s/ Edward J Rutkowski

Director

/s/ Mark M. Ham IV

Director and Executive Vice President & CFO

/s/ James David Cagle

Director and Vice President

/s/ George Douglas Cagle

Director and Vice President

Moore Stephens Frost

A Professional Association

Certified Public Accountants

425 West Capitol, Suite 3300

Little Rock, Arkansas 72201

CONSENT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Cagle’s, Inc. and Subsidiary

Atlanta, Georgia

We consent to the inclusion of our report dated June 5, 2007, with respect to the consolidated balance sheets of Cagle’s, Inc. and Subsidiary as of March 31, 2007 and April 1, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2007, April 1, 2006, and April 2, 2005, which report has been included in the Annual Report to Stockholders and in the Form 10-K Annual Report of Cagle’s, Inc. and Subsidiary.

/s/ Moore Stephens Frost, PLC

Moore Stephens Frost, PLC

Little Rock, Arkansas

June 08, 2007