Form 10-K/A
period 2007-03-31
CAGLES INC
filed 2007-06-28
CIK 16104

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

The purpose of the amended filing is to furnish Exhibits 99.1 and 99.2 for Form 10-K for the fiscal year ended March 31, 2007.

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

Cagle's, Inc.

BY:   /s/  J. Douglas Cagle

               Chairman and Chief Executive Officer & President

               July 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities indicated and on June 27, 2007:

/s/ J. Douglas Cagle

Director and Chairman and Chief Executive Officer & President

/s/ G. Bland Byrne

Director

/s/ Candace Chapman                      Director

/s/ Panos J. Kanes

Director

/s/ Edward J Rutkowski

Director

/s/ Mark M. Ham IV

Director and Executive Vice President & CFO

/s/ James David Cagle

Director and Vice President

/s/ George Douglas Cagle

Director and Vice President

CAGLE’S-KEYSTONE FOODS LLC

August 15, 2006

Financial Statements

With

Independent Auditor’s Report

Moore Stephens Frost

Certified Public Accountants

Independent Auditor’s Report

Owners

Cagle’s-Keystone Foods LLC

Albany, Kentucky

We have audited the accompanying balance sheet of Cagle’s-Keystone Foods LLC, a subsidiary of Grow-Out Holdings LLC, as defined in Note 1 to the financial statements, as of August 15, 2006, and the related statements of operations, changes in owners’ equity and cash flows for the period from January 1, 2006 to August 15, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cagle’s-Keystone Foods LLC at August 15, 2006, and the results of its operations and cash flows for the period from January 1, 2006 to August 15, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Frost

Certified Public Accountants

Little Rock, Arkansas

June 15, 2007

CAGLE’S-KEYSTONE FOODS LLC

Balance Sheet

August 15, 2006

(In Thousands)

Assets

Current assets
Cash	$81
Accounts receivable	2,623
Receivables from affiliates	4,007
Inventories	18,347
Prepaid expenses and other current assets	73
Total current assets	25,131

Investments in and advances to affiliated entities	893

Other assets	31

Property, plant and equipment
Land	2,359
Buildings and improvements	61,116
Machinery and equipment	31,582
Construction in progress	186
95,243
Accumulated depreciation	(45,536)
Total property, plant and equipment	49,707

Total assets	$75,762

Liabilities and Owners' Equity

Current liabilities
Current portion of long-term debt	$75
Accounts payable	8,983
Accrued employee expenses	3,117
Accrued grower expenses	376
Accrued other expenses	733
Total current liabilities	13,284

Long-term liabilities
Long-term debt, less current portion	305
Net advances from affiliates	27,346
Other long-term liabilities	1,801
Total long-term liabilities	29,452

Owners' equity	33,026

Total liabilities and owners' equity	$75,762

The accompanying notes are an integral part of these financial statements.

CAGLE’S-KEYSTONE FOODS LLC

Statement of Operations

For the Period From January 1, 2006 to August 15, 2006

(In Thousands)

Net sales	$ 174,373

Operating expenses
Cost of products sold	153,173
Selling, general and administrative	6,741
Depreciation and amortization	2,964
Total operating expenses	162,878

Operating income	11,495

Other income (expense)
Interest expense, net of interest income	(3,074)
Equity in income of affiliate	29
Other expense, net	35
Total other income (expense), net	(3,010)

Net income	$ 8,485

The accompanying notes are an integral part of these financial statements.

6

CAGLE’S-KEYSTONE FOODS LLC

Statement of Changes in Owners’ Equity

For the Period From January 1, 2006 to August 15, 2006

(In Thousands)

	Grow-Out
	Holdings
	LLC	Cagle's, Inc.	Total

Balance - January 1, 2006	$ 18,902	$ 8,101	$ 27,003

Distributions	(1,723)	(739)	(2,462)

Net income	5,940	2,545	8,485

Balance - August 15, 2006	$ 23,119	$ 9,907	$ 33,026

The accompanying notes are an integral part of these financial statements.

7

CAGLE’S-KEYSTONE FOODS LLC

Statement of Cash Flows

For the Period From January 1, 2006 to August 15, 2006

(In Thousands)

Cash flows from operating activities
Net income	$ 8,485
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	2,964
Gain on sale of property, plant and equipment	(20)
Equity in income of affiliate	(29)
Changes in operating assets and liabilities
Accounts receivable	3,248
Receivables from affiliates	(50)
Inventories	1,531
Prepaid expenses and other current assets	205
Accounts payable	154
Accrued expenses	1,588
Long-term liabilities	(253)
Net cash provided by operating activities	17,669

Cash flows from investing activities
Purchases of property, plant and equipment	(1,221)
Proceeds from the sale of property, plant and equipment	70
Other assets	1
Net cash used by investing activities	(1,150)

Cash flows from financing activities
Principal payments on long-term debt	(47)
Advances from affiliates, net	(13,929)
Distributions paid to owners	(2,462)
Net cash used by financing activities	(16,438)

Net increase in cash	81

Cash - beginning of period	-

Cash - end of period	$ 81

Supplementary disclosure of cash flows information
Cash paid during the period for interest	$ 16

The accompanying notes are an integral part of these financial statements.

8

CAGLE’S-KEYSTONE FOODS LLC

Notes to Financial Statements

August 15, 2006

(In Thousands)

1.

Nature of Operations

Cagle’s-Keystone Foods LLC (the “Company”) was established as a limited liability company on October 31, 1997 and is a joint venture between Grow-Out Holdings LLC (“GHLLC”) (70%) and Cagle’s, Inc. (30%).  GHLLC is a wholly owned subsidiary of Keystone Foods Holdings LLC (“Holdings’).  The Company’s operations are located in Albany and Franklin, Kentucky.  The latest date at which the limited liability company is to dissolve is December 31, 2022.  The Company is engaged in the production and sale of processed chicken.  A significant portion of all the Company’s sales is made to affiliated entities (see Note 7).

2.

Summary of Significant Accounting Policies

a.

Reporting period – On August 15, 2006, Cagle’s Inc. sold its 30% interest in the Company to GHLLC for $28,000.  Effective August 16, 2006, the Company is operating as Equity Group-Kentucky Division LLC.

The reporting period presented represents the period from the beginning of the Company’s fiscal year through the date of the above sale.

b.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

c.

Cash equivalents – For the purposes of the statement of cash flows, the Company considers all highly liquid cash investments purchased with an original maturity of three months or less to be cash equivalents.

d.

Accounts receivable – Accounts receivable are recorded at the amounts billed to customers and do not bear interest.  The Company reviews their customer accounts on a periodic basis and records a reserve for specific amounts that the Company feels may not be collected.  The Company’s management deems accounts receivable to be past due based on contractual terms.  Amounts will be written off at the point when collection attempts have been exhausted.  Management uses significant judgment in estimating uncollectible amounts.  In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance.  While management believes the Company’s processes effectively address its exposure to doubtful accounts, changes in the economic, industry or specific customer conditions may require adjustment to any allowance recorded by the Company.  No allowance for doubtful accounts is considered necessary by the Company’s management at August 15, 2006.

2.

Summary of Significant Accounting Policies (cont.)

e.

Inventories – Live field inventories are stated at the lower of cost or market and breeders are stated at cost, less accumulated amortization.  Breeder costs are accumulated up to the production stage.  Such costs are amortized into hatching egg costs over the estimated production lives based on monthly egg production.  Finished products, feed, medication and supplies are stated at the lower of cost or market determined by the first-in, first-out method.

f.

Property, plant and equipment – Property, plant and equipment are stated at cost.  Depreciation is computed principally by the straight-line method as follows:

Buildings and improvements	3 - 30 years
Machinery and equipment	3 - 17 years
Land improvements	7 years

g.

Revenue recognition – The Company recognizes revenue when services have been rendered; persuasive evidence of an agreement exists; the Company’s price to the buyer is fixed and determinable; and collectibility is reasonably assured. The Company’s sales prices are based upon actual operating costs plus a stated fee per pound.

h.

Investments in affiliates – Investments in unconsolidated affiliates are accounted for using the equity method based on the percentage ownership.  See further discussion in Note 8.

i.

Long-lived assets – The Company reviews the carrying value of long-lived assets for impairment whenever triggering events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the excess of the carrying amount over the fair value of the assets.  No triggering events or changes in circumstances were identified by management for the period ended August 15, 2006.

j.

Income taxes – The Company is classified as a partnership for U.S. tax purposes.  In accordance with applicable regulations, taxable income or loss of the Company is required to be reported in the tax return of the Company’s owners in accordance with limited liability company agreement.  Accordingly, the Company is not subject to federal income taxes.  A similar election has been made for those states which permit this election.

k.

Fair value of financial instruments – The book values of cash, trade accounts receivable, accounts payable, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments.  The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for debt of similar terms and maturities.  Under this method, the Company’s fair value of long-term debt was not significantly different from the stated value at August 15, 2006.

10

2.

Summary of Significant Accounting Policies (cont.)

l.

Shipping and handling costs – All shipping and handling costs are expensed as incurred and are included in cost of sales in the accompanying statement of operations.

m.

Recent accounting pronouncements – In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principles.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), clarifies the definition of fair value within the framework, and expands disclosure about the use of fair value measures.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

3.

Inventories

Inventories consist of the following:

Finished products	$ 3,162
Field inventory, breeders and eggs	11,881
Packaging and supplies	3,304

$ 18,347

4.

Long-Term Debt

Long-term debt consists of the following:

Note payable to Farm Credit Services of Mid
America, FLCA, 6.5%, monthly payments of
principal and interest of $8, secured by real
estate, maturing in February 2011.	$ 380

Less current portion	75

Long-term debt, less current portion	$ 305

11

Aggregate maturities of long-term debt are as follows:

2007	$ 75
2008	80
2009	85
2010	91
Thereafter	49

$ 380

5.

Pension Plans and Postretirement Benefits

The Company has several defined contribution plans for employees.  For employees covered by collective bargaining agreements, contributions are made at the rates required by such agreements.  In the case of certain employees not covered by collective bargaining agreements, contributions are made on the basis of a percentage of each employee’s salary.  Pension expense for the period from January 1, 2006 to August 15, 2006 was $285.

In addition to providing pension benefits, the Company provides certain health care benefits for retired employees.  Substantially all of the Company’s employees may become eligible for varying levels of benefits if they reach normal retirement age while working for the Company.

The Company’s accumulated postretirement benefit obligation, which is unfunded, was $516 as of August 15, 2006.  The accrued postretirement cost recognized in the balance sheet was $352 as of August 15, 2006.  Retiree benefit payments were $9 for the period from January 1, 2006 to August 15, 2006.

Actuarial assumptions used to determine the liability for postretirement plans other than pensions included a discount rate of 5.8% for the period from January 1, 2006 to August 15, 2006.

For measurement purposes, a 9.0% annual increase in the per capita cost of covered health care benefits was assumed for the period January 1, 2006 to August 15, 2006.  The rate is assumed to decline gradually, thereafter, to 5.5% in 2010.

The net periodic postretirement costs were $57 for the period from January 1, 2006 to August 15, 2006.

12

6.

Rental Expense, Commitments and Contingencies

The Company leases machinery and equipment under operating leases.  Rent expense was $1,241 for the period from January 1, 2006 to August 15, 2006.

Future minimum payments under non-cancelable operating leases with terms in excess of one year were as follows:

2007	$ 2,529
2008	1,831
2009	172
2010	144
2011	130
Thereafter	81

$ 4,887

The Company has outstanding purchase commitments as of August 15, 2006 of $15,199, for feed inventory, in the ordinary course of business.

In 2003, the Company entered into an agreement with an electric cooperative (“Co-op”), whereby the Co-op constructed various power and backup power facilities at a cost of $1,126 to be used solely by the Company.  The Company will reimburse the Co-op for such costs through utility billings and direct payments over a five-year period.

The Company is a defendant in various litigations.  In the opinion of management, based upon the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Company’s financial condition, operating results or liquidity.

7.

Related Party Transactions

Sales to related parties represented 79% of net sales for the period from January 1, 2006 to August 15, 2006.

13

Administrative fees, sales, expenses, and balances with related parties, for the period from January 1, 2006 to August 15, 2006 are as follows:

			Equity		Equity
	Keystone		Group-	Cagle	Group
	Foods	Keystone	Georgia	Food	Eufaula	Grow-Out
	Intermediate	Foods	Division	Credit,	Division	Holdings
	LLC	LLC	LLC	L.L.C.	LLC	LLC	Cagle's, Inc.	Total
Period ended August 15, 2006
Net sales	$ -	$136,835	$ 174	$ -	$ 60	$ -	$ -	$137,069
Purchases	-	-	372	-	22,036	-	-	22,408
Administrative fees	-	1,727	-	-	-	1,255	484	3,466
Interest expense	3,046	-	-	12	-	-	-	3,058
Balance at period end
Net A/R, (A/P)	-	4,007	-	-	-	-	-	4,007
Advances from (to)
affiliates entities	67,844	(77,983)	624	298	36,563	-	-	27,346

The Company transacts business primarily with a single customer.  While the Company’s management believes its relationship with this customer is good, the loss of this customer could have a severe impact on the financial condition of the Company.

In 2003, Cagle Foods Credit, L.L.C. (“Credit”) (see Note 8) transferred to the Company a foreclosed consumer loan and the related real estate that collateralized the loan.  The Company acquired this real estate from Credit for the book value, which approximates fair market value, of the loans and issued a note payable as consideration.  The balance of the note payable, secured by real estate, as of August 15, 2006, which matures in December 2013, was $298 (bearing interest at 6.5% at August 15, 2006).

Aggregate maturities of the note payable to Credit are as follows:

2011	$ 51
Thereafter	247

$ 298

8.

Investment in Affiliate

The Company owns 25% of Credit along with Equity Group-Georgia Division LLC (“Equity GA”) (25%) and GHLLC (50%).  Credit was formed for the purpose of financing the facilities of the Company’s and Equity GA’s contract growers.  The investment is being accounted for under the equity method.  The undistributed income from this affiliate allocated to the Company was $29 for the period from January 1, 2006 to August 15, 2006.

14

Credit has consumer loans receivable of $5,309 as of August 15, 2006.  Credit has total assets of $7,406 and total liabilities of $3,833 as of August 15, 2006, and net income of $117 for the period from January 1, 2006 to August 15, 2006.

9.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable with a variety of customers.  The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of its customers.  The Company does not require collateral from its customers.  Credit risk is considered by management to be limited due to the Company’s customer base and its customers’ financial resources.

At various times throughout the period, the Company maintained cash balances with financial institutions in excess of the federally insured limit.

15

Cagle’s-Keystone Foods LLC Financial Statements Year ended December 31, 2005 and 53-week period ended January 1, 2005 with Report of Independent Auditors

Cagle’s-Keystone Foods LLC

Financial Statements

Year ended December 31, 2005 and
53-week period ended January 1, 2005

Contents

Report of Independent Auditors

1

Audited Financial Statements

Balance Sheets

2

Statements of Operations

3

Statements of Changes in Owners’ Equity

4

Statements of Cash Flows

5

Notes to Financial Statements

1

Report of Independent Auditors

To the Members

Cagle’s-Keystone Foods LLC

We have audited the accompanying balance sheets of Cagle’s-Keystone Foods LLC (the Company), a subsidiary of Grow-Out Holdings LLC, as defined in Note 1 to the financial statements, as of December 31, 2005 and January 1, 2005, and the related statements of operations, changes in owners’ equity, and cash flows for the respective year and 53-week period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and January 1, 2005, and the results of its operations and its cash flows for the respective year and 53-week period then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

March 15, 2006

Philadelphia, Pennsylvania

Cagle’s-Keystone Foods LLC

Balance Sheets

(In Thousands)

	December 31 2005	January 1 2005
Assets
Current assets:
Accounts receivable	$ 5,871	$ 7,867
Receivables from affiliates	3,957	4,580
Inventories	19,878	20,479
Prepaid expenses and other current assets	278	274
Total current assets	29,984	33,200

Investments in and advances to affiliated entities	864	719
Other assets	32	35

Property, plant, and equipment:
Land	2,359	2,359
Buildings and improvements	61,066	61,202
Machinery and equipment	30,563	31,580
Construction in progress	137	–
	94,125	95,141
Accumulated depreciation	(42,625)	(36,911)
	51,500	58,230
Total assets	$ 82,380	$ 92,184

Liabilities and owners’ equity
Current liabilities:
Current portion of long-term debt	$ 71	$ 66
Accounts payable	8,598	5,655
Accrued employee expenses	2,660	3,457
Accrued grower expenses	62	723
Accrued other expenses	301	604
Total current liabilities	11,692	10,505

Long-term debt, less current portion	356	425
Net advances from affiliated entities	41,275	60,559
Other long-term liabilities	2,054	2,439
	55,377	73,928

Owners’ equity	27,003	18,256
Total liabilities and owners’ equity	$ 82,380	$ 92,184

See accompanying notes.

Cagle’s-Keystone Foods LLC

Statements of Operations

(In Thousands)

	Year ended December 31 2005	53-week period ended January 1 2005

Net sales	$ 248,572	$ 327,267

Cost of products sold	215,873	292,701
Selling, general, and administrative	9,251	7,960
Depreciation and amortization	6,443	10,343
Operating income	17,005	16,263

Other (expense) income:
Interest, net of interest income of $0 and $9 for 2005 and 2004, respectively	(3,971)	(2,858)
Equity in income of affiliate	145	187
Other, net	18	172
Net income	$ 13,197	$ 13,764

See accompanying notes.

Cagle’s-Keystone Foods LLC

Statements of Changes in Owners’ Equity

(In Thousands)

	Grow-Out Holdings LLC	Cagle’s, Inc.	Total

Balance at December 27, 2003	$ 7,716	$ 3,307	$ 11,023
Net income	9,635	4,129	13,764
Other comprehensive income:
Net change in fair value of:
Interest rate hedge of Cagle Foods Credit, L.L.C.—equity method investee	104	45	149
Comprehensive income	9,739	4,174	13,913
Distributions	(4,676)	(2,004)	(6,680)
Balance at January 1, 2005	12,779	5,477	18,256
Net income	9,238	3,959	13,197
Distributions	(3,115)	(1,335)	(4,450)
Balance at December 31, 2005	$ 18,902	$ 8,101	$ 27,003

See accompanying notes.

Cagle’s-Keystone Foods LLC

Statements of Cash Flows

(In Thousands)

	Year ended December 31 2005	53-week period ended January 1 2005
Operating activities
Net income	$ 13,197	$ 13,764
Items not affecting cash:
Depreciation and amortization	6,443	10,343
Loss (gain) on sale of equipment	20	(39)
Loss on disposition of company farm	112	82
Equity in income of affiliate	(145)	(187)
Dividends received from affiliate	–	81
Changes in operating assets and liabilities:
Accounts receivable, net	2,619	409
Inventories	601	(2,523)
Accounts payable and accrued liabilities	1,182	(2,168)
Other, principally prepaid expenses and other	(390)	(281)
Net cash provided by operating activities	23,639	19,481

Investing activities
Purchases of property, plant, and equipment	(1,148)	(1,230)
Proceeds from sale of property, plant, and equipment	933	112
Other	–	119
Net cash used in investing activities	(215)	(999)

Financing activities
Principal payments on long-term debt	(64)	(54,563)
Proceeds from the issuance of long-term debt	–	491
Advances from affiliated entities, net	(18,910)	38,873
Distributions paid to owners	(4,450)	(6,680)
Net cash used in financing activities	(23,424)	(21,879)

Net decrease in cash	–	(3,397)
Cash at beginning of period	–	3,397
Cash at end of period	$ –	$ –

See accompanying notes.

Cagle’s-Keystone Foods LLC

Notes to Financial Statements

December 31, 2005

(In Thousands)

1.

Reporting Basis and Organization

Cagle’s-Keystone Foods LLC (the Company) was established as a limited liability company on October 31, 1997 and is a joint venture between Grow-Out Holdings LLC (GHLLC) (70%) and Cagle’s, Inc. (30%). GHLLC is a wholly owned subsidiary of Keystone Foods Holdings LLC (Holdings). The Company’s operations are located in Albany and Franklin, Kentucky. The latest date at which the limited liability company is to dissolve is December 31, 2022. The Company is engaged in the production and sale of processed chicken. A significant portion of all of the Company’s sales is made to affiliated entities (see Note 6).

On June 16, 2004, the owners of GHLLC and various entities affiliated through common ownership (Companies) consummated an agreement (the Transaction) with a private equity investment fund. Under the agreement, the Companies were merged though a series of transactions into one entity, Keystone Foods Holdings LLC (Holdings), and the private equity investment fund obtained a controlling equity interest in that entity. GHLLC continues as the owner of a 70% interest in the Company.

In connection with the Transaction, the Company’s net property, plant, and equipment and advances from affiliated entities were increased $5,287. The transaction also resulted in the elimination of $1,395 of the Company’s deferred financing costs on the pre-Transaction GHLLC debt facility.

2.

Significant Accounting Policies

Reporting Period

References to 2005 and 2004 are for the year ended December 31, 2005 and 53-week period ended January 1, 2005, respectively. The Company’s tax reporting year begins on the Sunday closest to December 31, which for the prior year was January 4, 2004. For the purposes of these financial statements, the Company has elected to use the 53-week period December 28, 2004 to January 1, 2005. The Company’s tax reporting year ends on the Saturday closest to December 31.

2.

Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

Inventories

Live field inventories are stated at the lower of cost or market and breeders are stated at cost, less accumulated amortization. Breeder costs are accumulated up to the production stage. Such costs are amortized into hatching egg costs over the estimated production lives based on monthly egg production. Finished products, feed, medication, and supplies are stated at the lower of cost or market determined by the first-in, first-out method. Inventories consist of the following:

	December 31 2005	January 1 2005

Finished products	$ 3,635	$ 5,896
Raw materials	134	–
Field inventory, breeders, and eggs	11,023	10,728
Feed, ingredients, and medication	1,956	1,086
Packaging and supplies	3,130	2,769
	$ 19,878	$ 20,479

2.

Significant Accounting Policies (continued)

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed principally by the straight-line method over the following periods:

Buildings and improvements	3-30 years
Machinery and equipment	3-17 years
Land improvements	7 years

The Company evaluates the estimated useful lives and the carrying value of assets on a periodic basis to determine whether events or circumstances warrant revised estimated useful lives or whether any impairment exists. Management believes that no impairment existed at December 31, 2005.

Revenue Recognition

The Company records revenue at the time product is shipped or services are provided.

Investments in Affiliates

Investments in unconsolidated affiliates are accounted for using the equity method based on the percentage ownership.

Fair Value of Financial Instruments

The following assumptions and methods were used to estimate fair value disclosures for financial instruments.

Accounts receivable: The carrying amounts reported in the balance sheets for cash and accounts receivable approximate fair value.

Long-term and short-term debt: Based on prevailing interest rates, the fair value of long-term and short-term debt, in the aggregate, approximates the carrying value.

Derivative instruments: Derivatives are reported in the balance sheets at fair value. If the derivative is a hedge, changes in the fair value of derivatives are recognized in income when the hedged item (or changes in its value) is recognized in income.

2.

Significant Accounting Policies (continued)

Income Taxes

The Company is classified as a partnership for US tax purposes. In accordance with applicable regulations, taxable income or loss of the Company is required to be reported in the tax return of the Company’s partners in accordance with the Limited Liability Company Agreement. Accordingly, the Company is not subject to federal income taxes. A similar election has been made for those states which permit this election.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities,

which amended SFAS No. 133. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

The Company had entered into interest-rate swap and collar agreements, which are described in Note 3. The swap agreements were designated as cash flow hedges and their fair values were recognized in the balance sheet as assets or liabilities and in other comprehensive income in owners’ equity. Changes in the fair value of the collar agreements were recognized in income.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This interpretation addresses consolidation by business enterprises of certain variable interest entities. This interpretation applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year beginning after December 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before December 31, 2003. Adoption of FIN 46 had no impact on the Company’s financial statements for entities created before or after January 1, 2004.

2.

Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 151 will have a material effect on its financial position, results of operations, or liquidity.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

3.

Debt

	December 31 2005	January 1 2005
Note payable to Farm Credit Services of Mid America, FLCA, 6.5% fixed interest rate, maturing on December 31, 2010	$ 427	$ 491
Less current portion	71	66
Noncurrent portion of debt	$ 356	$ 425

On June 16, 2004, in connection with the Transaction (see Note 1), Holdings refinanced certain of the Company’s credit facilities with proceeds from a new credit agreement, which is a liability of Holdings and not the Company and is guaranteed by the domestic subsidiaries of Holdings, including the Company. Substantially all of the Company’s assets are pledged as collateral for the credit agreement. The agreements also place restrictions and limitations on the sale of assets, capital expenditures, additional

3.

Debt (continued)

borrowings, investments, dividends, and mergers. At December 31, 2005 and January 1, 2005, the amount outstanding under the term loan facilities was $221,776 and $262,729, respectively. No amounts were drawn on the revolver and standby letters of credit totaling $15,149 and $3,226 were issued as of December 31, 2005 and January 1, 2005, respectively.

GA/KY Fundco LLC (Fundco) was established in 1997 as a 50%-owned subsidiary of both the Company and Equity Group – Georgia Division LLC (Equity GA), a company affiliated through common ownership, for borrowing funds from a group of banks to fund the capital needs of the Company and Equity GA. In connection with the Transaction, Fundco’s debt obligations to third-party lenders were refinanced with affiliate obligations.

On January 15, 2003, Fundco entered into two interest rate collars on behalf of the Company and Equity GA. The collars allowed the Company to incur a floating rate of interest on the outstanding notional amount within a specified range. The collar swapped floating three-month LIBOR for fixed rates whenever the floating rate exceeds the cap rate (4%) or falls below the floor rate (1.5%). Each contract originated with a notional amount of $28,350. The collars were assigned to Holdings in October 2004.

Aggregate maturities of short-term and long-term debt are as follows: 2006 – $71; 2007 – $76; 2008 – $81; 2009 – $87; 2010 – $93; thereafter – $19.

In 2005 and 2004, the Company paid $28 and $1,318, respectively, in interest expense.

4.

Pension Plans and Postretirement Benefits

The Company has several defined contribution plans for employees. For employees covered by collective bargaining agreements, contributions are made at the rates required by such agreements. In the case of certain employees not covered by collective bargaining agreements, contributions are made on the basis of a percentage of each employee’s salary. Pension expense for 2005 and 2004 was $471 and $432, respectively.

In addition to providing pension benefits, the Company provides certain health care benefits for retired employees. Substantially all of the Company’s employees may become eligible for varying levels of benefits if they reach normal retirement age while working for the Company.

4.

Pension Plans and Postretirement Benefits (continued)

The Company’s accumulated postretirement benefit obligation, which is unfunded, is $430 and $313 at December 31, 2005 and January 1, 2005, respectively. The accrued postretirement benefit cost recognized in the balance sheet was $295 and $197 at December 31, 2005 and January 1, 2005, respectively. Retiree benefit payments were $6 and $0 for 2005 and 2004, respectively.

Actuarial assumptions used to determine the liability for postretirement plans other than pensions included a discount rate of 5.40% at December 31, 2005 and 5.65% at January 1, 2005.

For measurement purposes, a 9.0% annual increase in the per capita cost of covered health care benefits was assumed for 2006. The rate is assumed to decline gradually, thereafter, to 5.5% in 2010.

The net periodic postretirement benefit costs were $98 and $84 for 2005 and 2004, respectively.

5.

Rental Expenses, Commitments, and Contingencies

The Company leases machinery and equipment under operating leases. Rent expense was $2,436 and $2,823 for 2005 and 2004, respectively.

Future minimum payments under noncancelable operating leases with terms in excess of one year were as follows:

2006	$ 2,569
2007	2,017
2008	1,021
2009	509
2010	140
Thereafter	183
$ 6,439

The Company has outstanding purchase commitments as of December 31, 2005 and January 1, 2005 of $17,325 and $11,678, respectively, for feed inventory, in the ordinary course of business.

5.

Rental Expenses, Commitments, and Contingencies (continued)

In 2003, the Company entered into an agreement with an electric cooperative (Co-op), whereby the Co-op constructed various power and backup power facilities at a cost of $1,126 to be used solely by the Company. The Company will reimburse the Co-op for such costs through utility billings and direct payments over a five-year period.

The Company is a defendant in various litigations. In the opinion of management, based upon the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Company’s financial condition, operating results, or liquidity.

6.

Related Party Transactions

Sales to related parties represented 69% and 77% of net sales for 2005 and 2004, respectively.

Administrative fees, sales, expenses, and balances with related parties, which are affiliated by common ownership except for Cagle’s, Inc., for 2005 and 2004 are summarized as follows:

	Keystone Foods Intermediate LLC	Keystone Foods LLC	Equity Group – Georgia Division LLC	Cagle Foods Credit, L.L.C.	Equity Group Eufaula Division LLC	Grow-Out Holdings LLC	Cagle’s, Inc.
Year ended December 31, 2005
Net sales	$ –	$ 168,670	$ 153	$ –	$ 376	$ –	$ –
Purchases	–	–	495	–	21,610	–	–
Administrative fees	–	2,240	–	–	–	1,932	828
Interest expense	3,921	–	–	22	–	–	–
Balance at year end:
Net A/R, (A/P)	–	4,018	–	–	9	–	(71)
Advances from (to) affiliated entities	68,194	(43,483)	186	298	16,080	–	–

53-week period ended January 1, 2005
Net sales	$ –	$ 240,904	$ –	$ –	$ –	$ –	$ –
Further processing charges	–	10,250	–	–	–	–	–
Purchases	–	–	5,111	–	28,934	–	12,142
Administrative fees	–	703	–	–	–	1,887	809
Interest expense	1,750	–	86	95	–	–	–
Balance at year end:
Net A/R, (A/P)	–	4,833	(58)	(4)	(122)	–	(69)
Advances from (to) affiliated entities	68,894	(8,633)	–	298	–	–	–

6.

Related Party Transactions (continued)

The Companies transact business primarily with a single customer. While the Companies’ management believes its relationship with this customer is good, the loss of this customer would have a severe impact on the financial condition of the Companies.

In 2003, Cagle Foods Credit, L.L.C. (Credit) (see Note 7) transferred to the Company a foreclosed consumer loan and the related real estate that collateralized the loan. The Company acquired this real estate from Credit for the book value, which approximates fair market value, of the loans and issued notes payable as consideration. The balance of the note payable at December 31, 2005 and January 1, 2005 was $298 (6.5% fixed rate interest) for both years.

In 2005, Credit sold a $590 consumer loan to the Company which was part of a group of loans for which a 70% participation interest was sold to an unrelated financial institution in 2004. The Company paid $112 to Credit for this loan, which was the remaining principal on Credit’s retained portion from the 70% participation interest sold in 2004. The Company subsequently wrote this loan off in 2005 due to collection issues.

7.

Investment in Affiliate

The Company owns 25% of Credit along with Equity GA (25%) and GHLLC (50%). Credit was formed for the purpose of financing the facilities of the Company’s and Equity GA’s contract growers. The investment is being accounted for under the equity method. The undistributed income from this affiliate allocated to the Company was $145 and $187 for 2005 and 2004, respectively.

Credit has consumer loans receivable of approximately $5,800 and $8,800 at December 31, 2005 and January 1, 2005, respectively. Credit has total assets of approximately $7,700 and $10,000 and total liabilities of approximately $4,300 and $7,100 as of December 31, 2005 and January 1, 2005, respectively, and net income of $579 and $750 for 2005 and 2004, respectively.