Form 10-Q
period 2007-06-30
CAGLES INC
filed 2007-08-09
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

       Large accelerated filer   _____                                       Accelerated filer   _____                                             Non-accelerated filer    X         .

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                            Yes          X    No

The Registrant had 4,664,198 shares of Class A Common Stock, outstanding as of June 30, 2007.

PART 1.  FINANCIAL INFORMATION

Item1. Financial Statements

Cagle's, Inc. & Subsidiary
Condensed Consolidated Balance Sheets
June 30, 2007 and March 31, 2007
(In Thousands, Except Par Value) (Unadited)

	June 30, 2007	March 31, 2007
Assets
Current assets
Cash and cash equivalents	$ 4,341	$ 3,499
Trade accounts receivable, less allowance for doubtful accounts
of $662 and $320 in 2007 and 2006, respectively	15,167	13,737
Inventories	22,841	22,943
Refundable income taxes, current portion	289	492
Other current assets	1,614	468
Total current assets	44,252	41,139

Property, plant and equipment, at cost:
Land	1,976	1,976
Buildings and improvements	59,068	59,067
Machinery, furniture and equipment	39,275	38,773
Vehicles	4,409	4,491
Construction in progress	388	441
	105,116	104,748
Less accumulated depreciation	66,289	65,475
Property, plant and equipment, net	38,827	39,273

Other assets
Long-term refundable income taxes	-	-
Deferred income taxes	528	622
Deferred financing costs, net	50	53
Other assets	3,776	2,932
Total other assets	4,354	3,607
Total assets	$ 87,433	$ 84,019

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$ 2,139	$ 2,098
Accounts payable	15,926	13,581
Accrued expenses	4,791	5,335
Deferred income taxes	1,953	1,184
Total current liabilities	24,809	22,198

Long-term debt, less current maturities	15,917	16,467

Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 9,000 shares authorized, 4,665 and 4,689 shares issued at 6/30/2007 and 3/31/2007, respectively, and 4,664 and
4,688 shares outstanding in 6/30/2007 and 3/31/2007, respectively	4,665	4,689
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	3,658	3,816
Retained earnings	38,464	36,929
Total stockholders' equity	46,707	45,354
Total liabilities and stockholders' equity	$ 87,433	$ 84,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary
Condensed Consolidated Statements of Income
For the 13 weeks ended June 30, 2007
For the 13 weeks ended July 1, 2006
(In Thousands, except per share data)
(Unaudited)

	13 wks ended	13 wks ended
	6/30/2007	7/1/2006

Net sales	$71,862	$54,277
Costs and expenses:
Cost of sales	65,660	54,130
Selling and delivery	2,128	1,953
General and administrative	1,358	1,314
Other general expenses	(28)	(53)
Total costs and expenses	69,118	57,344

Income (loss) from operations	2,744	(3,067)

Other income (expense):
Interest expense	(368)	(692)
Other income, net	23	65

Earnings (loss) before equity in earnings of
unconsolidated affiliates and income taxes	2,399	(3,694)

Equity in earnings of unconsolidated affiliates	0	941
Income (loss) before income taxes	2,399	(2,753)

Income taxes provision (benefit)	863	(991)
Net income (loss)	$1,536	$(1,762)

Weighted average shares outstanding
-Basic	4,668	4,743
-Diluted	4,668	4,743

Net income (loss) per common share
-Basic	$0.33	$(0.37)
-Diluted	$0.33	$(0.37)
Dividends per common share	$0.00	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary
Consolidated Statements of Cash Flows
For the 13 weeks ended June 30 2007 and July 1, 2006
(In Thousands) (Unaudited)

	6/30/2007	7/1/2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,536	$(1,762)

Depreciation	938	1,061
Amortization	3	31
Gain on sale of property, plant and equipment	(28)	(54)
Income from unconsolidated affiliates, net of distributions	-	(623)
Deferred income taxes expense (benefit)	864	(1,042)
Changes in operating assets and liabilities
Trade accounts receivable, net	(1,430)	200
Inventories	102	(83)
Refundable income taxes	203	250
Other current assets	(1,146)	(1,052)
Accounts payable	2,345	(3,115)
Accrued expenses	(544)	399
Net cash provided (used) by operating activities	2,843	(5,790)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(492)	(78)
Proceeds from sale of property, plant and equipment	28	54
Increase in other assets	(844)	(143)
Net cash provided by (used in) investing activities	(1,308)	(167)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	-	6,845
Payments of long-term debt	(509)	(895)
Repurchase of stock	(184)	-
Net cash used in financing activities	(693)	5,950
Net increase (decrease) in cash and cash equivalents	842	(7)
Cash and cash equivalents at beginning of period	3,499	1,078
Cash and cash equivalents at end of period	$4,341	$1,071
Supplementary disclosures of cash flow information
Cash paid during the period for interest	$366	$692

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2007

1. Basis of Presentation

Interim Period Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and its wholly owned subsidiary Cagle Farms, Inc. (collectively, the "Company") as of June 30, 2007 and the results of their operations for the 13 weeks ended June 30, 2007 and the 13 weeks ended July 1, 2006. Results of operations for the 13 weeks ended June 30, 2007 are not necessarily indicative of results to be expected for the full fiscal year ending March 29, 2008.

The accompanying condensed consolidated balance sheet as of March 30, 2007, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements at June 30, 2007, and for the 13 weeks ended June 30, 2007 and July 1, 2006 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Although the Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the  information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended March 30, 2007.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on April 1, 2007. This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. The Company has not recorded a liability for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes in unrecognized tax benefits as of June 30, 2007. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded interest and penalties for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes as of June 30, 2007. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns for 1997 through the current period remain subject to examination and the relevant state statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax.

2.  Computation of net income per share

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks	13 Weeks
	ended	ended
	6/30/2007	7/1/2006
Net Income as reported	$1,536	$(1,762)

Weighted Average Shares Outstanding
-Basic	4,668	4,743
-Diluted	4,668	4,743

Net Income Per Common Share
-Basic	$0.33	$(0.37)
-Diluted	$0.33	$(0.37)
Dividends Per Common Share	$-	$-

3.  Investments in Unconsolidated Affiliates

The Company accounted for its investments in its unconsolidated affiliates using the equity method. The Company's share of earnings from these affiliates totaled $941 for the 13 weeks ended July 1, 2006.  The Company sold its affiliate on August 15, 2006.

July 1, 2006
Net sales	$ 73,302
Gross profit	8,664
Operating income	4,721
Income before taxes	3,519
Net income	3,519

4. Inventories consisted of the following:

    (In Thousands)

	June 30, 2007	March 31, 2007
Finished Product	$3,677	$4,485
Field Inventory and Breeders	13,306	12,860
Feed, Eggs, and Medication	4,638	4,450
Supplies	1,220	1,148
	$22,841	$22,943

5.  Major accounting policies

Refer to the Company’s 2007 annual report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies.

6.  Use of Estimates

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

7.  Treasury Stock

 Beginning in 1990, the Board of Directors (the “Board”) authorized the purchase of up to $2.5 million of the Company’s stock on the open market.  In February 2000, the Board increased the authorized amount to $15 million. During the 13 weeks ended June 30, 2007, the Company purchased 23,550 shares of its common stock under this program for an aggregate purchase price of $184 thousand.  There remains $5.3 million authorized for purchase of the Company’s stock. The Company has accounted for these shares as being retired.

8. New Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on April 1, 2007. This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. The Company has not recorded a liability for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes in unrecognized tax benefits as of June 30, 2007. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded interest and penalties for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes as of June 30, 2007. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns for 1997 through the current period remain subject to examination and the relevant state statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

June 30 2007

The disclosures in this quarterly report are complementary to those made in the company’s 2007 annual report on Form 10-K.

Results of Operations

Net sales for the first quarter of fiscal 2008 were $71.9 million compared with $54.3 million for the same period a year ago, a increase of 32%. For the quarter, net income was a profit  of $1.54 million or $.33 per diluted share as compared to a loss of $(1.76) million or ($.37) per diluted share for the first quarter of fiscal 2007.

Overall revenue per pound for the Company’s poultry products for the first quarter of fiscal 2008 was $.78 as compared to $.67 for the same period of fiscal 2007. Market price for all products for the first quarter of fiscal 2008 versus the same period last year were up substantially with boneless breast 37%, breast tenders 68%, wings 65%, drums 95%  and leg quarters 80% higher.

Cost of sales for the first quarter of fiscal 2008 increased 21.3% as compared with the same period last year, from $54 million to $66 million. Feed ingredient prices for broilers processed in the first quarter of 2008 increased 33% as compared to the first quarter of 2007.

Both corn and soy pricing has been very volatile as crops move through critical stages of development. The company has entered into a partially hedged position to reduce the financial exposure brought about by this volatility. We have also entered into pricing agreements with certain customers which allow us to price their products based on the cost of feed ingredients if they direct our company to hedge for their benefit. If those customers elect to not allow us to hedge ingredient prices for their benefit than their product prices are adjusted to reflect current ingredient markets.

Export markets remain strong. In April of this year industry exports increased 4.8 percent in quantity and 63.8 percent in value as compared to April 2006. In May industry exports increased 6.9 percent in quantity and 46.2 percent in value versus May 2006. Poultry remains a health, low cost source of protein for the global population.

Selling, Delivery and Administrative Expenses

As a group these expenses increased 9% for the 13 weeks ended June 30, 2007 versus the 13 weeks ended July 1, 2006; this is representative of increases in energy and outside storage expenses.

Interest Expense

Interest expense for the thirteen weeks ended June 30, 2007 decreased by 65% over the same period of a year ago. This is reflective of decreased borrowings.

Other Income

Other income of $23 thousand during the 13 weeks ended June 30, 2007 represents interest income. During the 13 weeks ended July 1, 2006, the Company had other income of $118 thousand from sales of assets and an insurance recovery from occurrences in previous years.

Equity in Earnings of Unconsolidated Affiliates

On August 15, 2006, the Company sold the Company’s 30% interest in Cagle’s-Keystone, LLC for $28 million in cash to Grow-Out Holdings, LLC. Grow-Out Holdings, LLC owned the other 70% of Cagle’s-Keystone, LLC. The Company had $941 thousand income affiliates in the period ended July 1, 2006.

Income Taxes

The provision for income taxes reflects the Company's estimated liability for income taxes, net of any credits to which the Company may be entitled. The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on April 1, 2007. This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. The Company has not recorded a liability for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes in unrecognized tax benefits as of June 30, 2007. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded interest and penalties for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes as of June 30, 2007. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns for 1997 through the current period remain subject to examination and the relevant state statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax.

Financial Condition

As of June 30, 2007, the Company's working capital was $19 million and its current ratio was 1.78. The Company’s working capital at March 31, 2007 was $19 million and its current ratio was 1.85. The Company has reduced long term debt by $.5 million during the 13 weeks ended June 30, 2007. The Company has spent $.5 million on capital projects in the first three months of fiscal 2008. This has been funded through normal cash flow. The Company has an existing $14 million revolving credit facility which was untapped as of June 30, 2007.

We believe that our cash flow provided by operations will be adequate to cover our fiscal 2008 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our credit facilities or operating leases.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On July 13, 2007, the Company held its Annual Meeting of Shareholders.  The following items were submitted to a vote of shareholders through the solicitation of proxies:

(1)      To fix the number of members of the Board of Directors at eight (8), and to elect the members thereof

Election of Directors

The following persons were elected to serve as directors on the Company’s Board of Directors until the 2008 Annual Meeting of Shareholders or until their successors have been duly elected and qualified or until the earlier of their resignation or removal.  Voting results were as follows:

	For	Against (a)
J. DOUGLAS CAGLE	4,324,930	142,815
PANOS KANES	4,455,820	11,925
G. BLAND BYRNE III	4,309,229	158,516
CANDACE CHAPMAN	4,455,820	11,925
EDWARD J. RUTKOWSKI	4,455,620	12,125
MARK M. HAM IV	4,308,689	159,056
GEORGE DOUGLAS CAGLE	4,311,080	156,665
JAMES DAVID CAGLE	4,309,030	158,715

 (2)     To ratify the appointment of Moore Stephens Frost, PLC as the independent registered public accounting firm for the fiscal year ending March 29, 2008.

For: 4,462,109

Against (a): 5,636

(a)

In determining the results of voting, abstentions or authorizations withheld and broker nonvotes have the same effect as a vote against.

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

No other reports on Form 8-K were filed during the first quarter of 2008 or in the subsequent interim period between June 30, 2007 and the date of this filing.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  07/09/2007

/s/   J. Douglas Cagle                   /s/ Mark M. Ham IV

Chairman and C.E.O.                  Chief Financial Officer