Form 10-Q
period 2007-09-29
CAGLES INC
filed 2007-11-09
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

       Large accelerated filer   _____                                       Accelerated filer   _____                                             Non-accelerated filer    X         .

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                            Yes          X    No

The Registrant had 4,664,198 shares of Class A Common Stock, outstanding as of September 29, 2007.

PART 1.  FINANCIAL INFORMATION

Item1. Financial Statements

Cagle's, Inc. & Subsidiary
Condensed Consolidated Balance Sheets
September 29, 2007 and March 31, 2007
(In Thousands, Except Par Value) (Unaudited)

	September 29, 2007	March 31, 2007
Assets
Current assets
Cash and cash equivalents	$ 6,343	$ 3,499
Trade accounts receivable, less allowance for doubtful accounts
of $649 and $320 in 2007 and 2006, respectively	14,117	13,737
Inventories	26,315	22,943
Refundable income taxes, current portion	145	492
Other current assets	1,217	468
Total current assets	48,137	41,139

Property, plant and equipment, at cost:
Land	1,976	1,976
Buildings and improvements	59,067	59,067
Machinery, furniture and equipment	39,549	38,773
Vehicles	4,657	4,491
Construction in progress	1,352	441
	106,601	104,748
Less accumulated depreciation	66,960	65,475
Property, plant and equipment, net	39,641	39,273

Other assets
Deferred income taxes	528	622
Deferred financing costs, net	46	53
Other assets	3,114	2,932
Total other assets	3,688	3,607
Total assets	$ 91,466	$ 84,019

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$ 2,181	$ 2,098
Accounts payable	16,524	13,581
Accrued expenses	6,546	5,335
Deferred income taxes	2,779	1,184
Total current liabilities	28,030	22,198

Long-term debt, less current maturities	15,355	16,467

Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 9,000 shares authorized, 4,664 and 4,689
shares issued and outstanding at 9/29/2007 and 3/31/2007, respectively	4,664	4,689
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	3,658	3,816
Retained earnings	39,839	36,929
Total stockholders' equity	48,081	45,354
Total liabilities and stockholders' equity	$ 91,466	$ 84,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary
Condensed Consolidated Statements of Income
For the 13 weeks ended September 29, 2007
For the 13 weeks ended September 30, 2006
(In Thousands, except per share data)
(Unaudited)

	13 wks ended	13 wks ended	26 wks ended	26 wks ended
	9/29/2007	9/30/2006	9/29/2007	9/30/2006

Net sales	$76,067	$62,017	$147,929	$116,294
Costs and expenses:
Cost of sales	69,527	61,976	135,187	116,105
Selling and delivery	2,276	2,552	4,405	4,506
General and administrative	1,759	1,106	3,117	2,420
Other general expenses	6	(8)	(22)	(62)
Total costs and expenses	73,568	65,626	142,687	122,969

Income (loss) from operations	2,499	(3,609)	5,242	(6,675)

Other income (expense):
Interest expense	(356)	(576)	(724)	(1,268)
Other income, net	58	99	82	163
Gain on sale of unconsolidated affiliate	-	18,323	-	18,323

Earnings before equity in earnings of
unconsolidated affiliates and income taxes	2,201	14,237	4,600	10,543

Equity in earnings of unconsolidated affiliates	0	376	0	1,317
Income before income taxes	2,201	14,613	4,600	11,860

Income taxes provision	826	8,114	1,690	7,123
Net income	$1,375	$6,499	$2,910	$4,737

Weighted average shares outstanding
-Basic	4,664	4,737	4,664	4,740
-Diluted	4,664	4,737	4,664	4,740

Net income per common share
-Basic	$0.29	$1.37	$0.62	$1.00
-Diluted	$0.29	$1.37	$0.62	$1.00
Dividends per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary
Condensed Consolidated Statements of Cash Flows
For the 26 weeks ended September 29, 2007 and September 30, 2006
(In Thousands) (Unaudited)

	9/29/2007	9/30/2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,910	$4,737

Depreciation	1,903	4,060
Amortization	7	249
Gain on sale of property, plant and equipment	(28)	(62)
Gain on sale of unconsolidated affiliates	-	(18,323)
Income from unconsolidated affiliates, net of distributions	-	(943)
Deferred income taxes expense	347	7,153
Changes in operating assets and liabilities
Trade accounts receivable, net	(380)	(874)
Inventories	(3,372)	191
Income taxes	1,689	814
Other current assets	(749)	(963)
Accounts payable	2,943	(2,168)
Accrued expenses	1,211	704
Net cash provided (used) by operating activities	6,481	(5,425)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,271)	(326)
Proceeds from sale of property, plant and equipment	28	62
Proceeds from sale of unconsolidated affiliates	-	28,000
Increase in other assets	(182)	(264)
Net cash provided by (used in) investing activities	(2,425)	27,472
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt	(1,029)	(9,213)
Repurchase of stock	(183)	(190)
Net cash used in financing activities	(1,212)	(9,403)
Net increase (decrease) in cash and cash equivalents	2,844	12,644
Cash and cash equivalents at beginning of period	3,499	1,078
Cash and cash equivalents at end of period	$6,343	$13,722
Supplementary disclosures of cash flow information
Cash paid during the period for interest	$353	$1,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary

Notes to Condensed Consolidated Financial Statements

September 29, 2007

1. Basis of Presentation

Interim Period Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and its wholly owned subsidiary Cagle Farms, Inc. (collectively, the "Company") as of September 29, 2007, and the results of their operations for the 13 and 26 weeks ended September 29, 2007 and the 13 and 26 weeks ended September 30, 2006. Results of operations for the 13 and 26 weeks ended September 29, 2007 are not necessarily indicative of results to be expected for the full fiscal year ending March 29, 2008.

The accompanying condensed consolidated balance sheet as of March 30, 2007, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements at September 30, 2007, and for the 13 and 26 weeks ended September 29, 2007 and September 30, 2006 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Although the Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the  information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended March 29, 2008.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on April 1, 2007. This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. The Company has not recorded a liability for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes in unrecognized tax benefits as of September 29, 2007. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded interest and penalties for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes as of September 29, 2007. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns for 1997 through the current period remain subject to examination and the relevant state statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax.

2.  Computation of net income per share

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks	13 Weeks	26 Weeks	26 Weeks
	ended	ended	ended	ended
	9/29/2007	9/30/2006	9/29/2007	9/30/2006
Net Income as reported	$1,375	$6,499	$2,910	$4,737

Weighted Average Shares Outstanding
-Basic	4,664	4,720	4,664	4,720
-Diluted	4,667	4,720	4,667	4,720

Net Income Per Common Share
-Basic	$0.29	$1.37	$0.62	$1.00
-Diluted	$0.29	$1.37	$0.62	$1.00
Dividends Per Common Share	$-	$-	$-	$-

3.  Investments in Unconsolidated Affiliates

The Company accounted for its investments in its unconsolidated affiliates using the equity method.  The Company sold its affiliate on August 15, 2006.

	13 Weeks	13 Weeks	26 Weeks	26 Weeks
	9/29/2007	9/30/2006	9/29/2007	9/30/2006
Net sales	$-	$43,498	$-	$116,741
Gross profit	-	5,395	-	13,959
Operating income	-	2,836	-	7,558
Income before taxes	-	2,032	-	5,515
Net income	$-	$2,032	$-	$5,515

4. Inventories consisted of the following:

    (In Thousands)

	September 29, 2007	March 31, 2007
Finished Product	$4,297	$4,485
Field Inventory and Breeders	13,791	12,860
Feed, Eggs, and Medication	6,983	4,450
Supplies	1,244	1,148
	$26,315	$22,943

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

7.  Treasury Stock

 Beginning in 1990, the Board of Directors (the “Board”) authorized the purchase of up to $2.5 million of the Company’s stock on the open market.  In February 2000, the Board increased the authorized amount to $15 million. During the 13 weeks ended September 29, 2007 no stock was purchased. During the 26 weeks ended September 29, 2007, the Company purchased 23,550 shares of its common stock under this program for an aggregate purchase price of $184 thousand.  There remains $5.3 million authorized for purchase of the Company’s stock. The Company has accounted for these shares as being retired.

8. New Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on April 1, 2007. This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. The Company has not recorded a liability for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes in unrecognized tax benefits as of September 29, 2007. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded interest and penalties for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes as of September 29, 2007. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns for 1997 through the current period remain subject to examination and the relevant state statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible financial instruments and other financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. The fair value option is applied instrument by instrument, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for the Company’s fiscal year beginning March 30, 2008, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of SFAS No. 159.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            For the 13 and 26 weeks ended September 29, 2007

The disclosures in this quarterly report are complementary to those made in the company’s 2007 annual report on Form 10-K.

Results of Operations

Net sales for the second quarter of fiscal 2008 were $76 million compared with $62 million for the same period a year ago, an increase of 22%. For the quarter, net income was $1.4 million, or $.29 per diluted share, as compared to $6.5 million, or $1.38 per diluted share, for the second quarter of fiscal 2007. Tonnage sold increased by 2% for the second quarter of 2008 as compared with the second quarter of 2007. Pounds produced in the second quarter of 2008 were 2% higher than the second quarter of 2007.

Net sales for the first six months of fiscal 2008 were $148 million compared with $116 million for the same period a year ago, a increase of 27%. For the six month period, net income was $2.9 million, or $.62 per diluted share, as compared to $4.7 million, or $1.00 per diluted share, for the like period of fiscal 2007. Ready to cook pounds produced increased by 2% for the first six months of 2008 as compared with the same period of 2007.

Overall revenue per pound for the Company’s poultry products for the second quarter of fiscal 2008 was $.74 as compared to $.67 for the same period of fiscal 2007. Market price for all products for the second quarter of fiscal 2008 versus the same period last year were up substantially with boneless breast 18%, breast tenders 13%, wings 32%, drums 73%  and leg quarters 33% higher.

Market prices for all products for the first six months of fiscal 2008 versus the same period last year were up substantially with boneless breast  27%, breast tenders 37%, wings 47%, drums 83%  and leg quarters 53% higher.

For our second quarter, Cagle’s cost of sales increased 12.2% as compared to the same period last year. For the six month period, cost of sales increased 16.4%.

Selling, Delivery and Administrative Expenses

As a group these expenses decreased 11% and 2%, for the 13 and 26 weeks ended September 29, 2007 versus the 13 and 26 weeks ended September 30, 2006; the decrease is due to an accrual of potential bad debts of accounts receivables recorded in the previous year.

Other General Expenses

As a group, these expenses increased 175%, for the 13 weeks and increased 65% for the 26 weeks ended September 29, 2007, versus the 13 and 26 weeks ended September 30, 2006. This increase was due to reduced gains from the sales of fixed assets.

Interest Expense

Interest expense for the 13 and 26 weeks ended September 29, 2007 decreased by 38% and 43% over the same period of a year ago. This is reflective of decreased borrowings.

Other Income

Other income of $58 thousand during the 13 weeks and $82 thousand for the 26 weeks ended September 29, 2007 represents interest income. The sale of the Company’s minority interest in a joint venture was completed in the prior year quarter ended September 30, 2006 generating a pretax profit of $18 million. The Company had no non-recurring activity during the first quarter of the previous year.

Equity in Earnings of Unconsolidated Affiliates

The Company had no earnings from unconsolidated affiliates in the 13 or 26 weeks ended September 29, 2007. On August 15, 2006, the Company sold the Company’s 30% interest in Cagle’s-Keystone, LLC for $28 million in cash to Grow-Out Holdings, LLC. Grow-Out Holdings, LLC owned the other 70% of Cagle’s-Keystone, LLC. The Company had $376 thousand and $1.3 million income from affiliates in the 13 and 26 week periods ended September 30, 2006.

Income Taxes

The provision for income taxes reflects the Company's estimated liability for income taxes, net of any credits to which the Company may be entitled. The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on April 1, 2007. This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. The Company did not record a liability for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes in unrecognized tax benefits as of September 29, 2007. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded interest and penalties for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes as of September 29, 2007. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns for 1997 through the current period remain subject to examination and the relevant state statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax.

Financial Condition

As of September 29, 2007, the Company's working capital was $20 million and its current ratio was 1.72. The Company’s working capital at March 31, 2007 was $19 million and its current ratio was 1.85. The Company has reduced long term debt by $.5 million during the 13 weeks and by 1 million during the 26 weeks ended September 29, 2007. The Company has spent $1.7 million in the 13 weeks and $2.2 million in the 26 weeks ended September 29, 2007 on capital projects. This has been funded through normal cash flow. The Company has an existing $10 million revolving credit facility which was untapped as of September 29, 2007.

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

Date:  11/07/2007

/s/   J. Douglas Cagle                   /s/ Mark M. Ham IV

Chairman and C.E.O.                  Chief Financial Officer