Form 10-Q
period 2007-12-29
CAGLES INC
filed 2008-02-08
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

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

       Large accelerated filer   _____                                       Accelerated filer   _____                                             Non-accelerated filer    X         .

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                            Yes          X    No

The Registrant had 4,664,198 shares of Class A Common Stock, outstanding as of December 29, 2007.

PART 1.  FINANCIAL INFORMATION

Item1. Financial Statements

Cagle's, Inc. & Subsidiary
Condensed Consolidated Balance Sheets
December 29, 2007 and March 31, 2007
(In Thousands, Except Par Value) (Unaudited)

	December 29, 2007	March 31, 2007
Assets
Current assets
Cash and cash equivalents	$ 2,481	$ 3,499
Trade accounts receivable, less allowance for doubtful accounts
of $649 and $662 in 2007 and 2006, respectively	14,037	13,737
Inventories	25,408	22,943
Refundable income taxes, current portion	109	492
Other current assets	590	468
Total current assets	42,625	41,139

Property, plant and equipment, at cost:
Land	1,976	1,976
Buildings and improvements	59,067	59,067
Machinery, furniture and equipment	39,575	38,773
Vehicles	4,614	4,491
Construction in progress	1,761	441
	106,993	104,748
Less accumulated depreciation	67,838	65,475
Property, plant and equipment, net	39,155	39,273

Other assets
Deferred income taxes	528	622
Deferred financing costs, net	43	53
Other assets	3,334	2,932
Total other assets	3,905	3,607
Total assets	$ 85,685	$ 84,019

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$ 2,225	$ 2,098
Accounts payable	14,762	13,581
Accrued expenses	5,846	5,335
Deferred income taxes	1,757	1,184
Total current liabilities	24,590	22,198

Long-term debt, less current maturties	14,783	16,467

Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 9,000 shares authorized, 4,665 and 4,689 shares issued at 12/29/2007 and 3/31/2007, respectively, and 4,664 and
4,688 shares outstanding in 12/29/2007 and 3/31/2007, respectively	4,664	4,689
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	3,658	3,816
Retained earnings	38,070	36,929
Total stockholders' equity	46,312	45,354
Total liabilities and stockholders' equity	$ 85,685	$ 84,019

Cagle's, Inc. & Subsidiary
Condensed Consolidated Statements of Income
For the 13 and 39 weeks ended December 29, 2007
For the 13 and 39 weeks ended December 30, 2006
(In Thousands, except per share data)
(Unaudited)

	13 wks ended	13 wks ended	39 Weeks	39 Weeks
	12/29/2007	12/30/2006	12/29/2007	12/30/2006

Net sales	$66,920	$56,374	$214,849	$172,669
Costs and expenses:
Cost of sales	65,774	57,454	200,961	173,560
Selling and delivery	2,169	2,031	6,574	6,537
General and administrative	1,481	1,564	4,598	3,985
Other general expenses	(19)	(2)	(41)	(65)
Total costs and expenses	69,405	61,047	212,092	184,017

Income (loss) from operations	(2,485)	(4,673)	2,757	(11,348)

Other income (expense):
Interest expense	(346)	(408)	(1,069)	(1,675)
Other income, net	41	148	122	18,634

Earnings (loss) before equity in earnings of
unconsolidated affiliates and income taxes	(2,790)	(4,933)	1,810	5,611

Equity in earnings of unconsolidated affiliates	0	0	0	1,317
Income (loss) before income taxes	(2,790)	(4,933)	1,810	6,928

Income taxes provision (benefit)	(1,021)	(1,776)	668	5,348
Net income (loss)	$(1,769)	$(3,157)	$1,142	$1,580

Weighted average shares outstanding
-Basic	4,664	4,708	4,664	4,708
-Diluted	4,664	4,708	4,664	4,708

Net income (loss) per common share
-Basic	$(0.38)	$(0.67)	$0.24	$0.34
-Diluted	$(0.38)	$(0.67)	$0.24	$0.34
Dividends per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary
Condensed Consolidated Statements of Cash Flows
For the 39 weeks ended December 29, 2007 and December 30, 2006
(In Thousands) (Unaudited)

	12/29/2007	12/30/2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,141	$1,580

Depreciation	2,843	5,047
Amortization	10	227
Gain on sale of property, plant and equipment	(41)	(65)
Gain on sale of unconsolidated affiliates	-	(18,323)
Income from unconsolidated affiliates, net of distributions	-	(943)
Deferred income taxes expense	-	5,378
Changes in operating assets and liabilities
Trade accounts receivable, net	(300)	(137)
Inventories	(2,465)	(2,501)
Income taxes	1,050	1,021
Other current assets	(524)	(731)
Accounts payable	1,181	(1,931)
Accrued expenses	511	545
Net cash provided (used) by operating activities	3,406	(10,833)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,731)	(335)
Proceeds from sale of property, plant and equipment	47	65
Proceeds from sale of unconsolidated affiliates	-	28,000
Repurchase of Stock	(183)	(283)
Increase in other assets	-	(277)
Net cash provided by (used in) investing activities	(2,867)	27,170

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt	(1,557)	(10,450)
Net cash used in financing activities	(1,557)	(10,450)
Net increase (decrease) in cash and cash equivalents	(1,018)	5,887
Cash and cash equivalents at beginning of period	3,499	1,078
Cash and cash equivalents at end of period	$2,481	$6,965
Supplementary disclosures of cash flow information
Cash paid during the period for interest	$1,069	$1,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary

Notes to Condensed Consolidated Financial Statements

December 29, 2007

1. Basis of Presentation

Interim Period Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and its wholly owned subsidiary Cagle Farms, Inc. (collectively, the "Company") as of December 29, 2007, and the results of their operations for the 13 and 39 weeks ended December 29, 2007 and the 13 and 39 weeks ended December 30, 2006. Results of operations for the 13 and 39 weeks ended December 29, 2007 are not necessarily indicative of results to be expected for the full fiscal year ending March 29, 2008.

The accompanying condensed consolidated balance sheet as of March 31, 2007, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements at December 29, 2007, and for the 13 and 39 weeks ended December 29, 2007 and December 30, 2006 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Although the Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the  information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended March 29, 2008.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on April 1, 2007. This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. The Company has not recorded a liability for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes in unrecognized tax benefits as of December 29, 2007. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded interest and penalties for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes as of December 29, 2007. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns for 1997 through the current period remain subject to examination and the relevant state statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax.

2.  Computation of net income per share

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	ended	Ended	ended	ended
	12/29/2007	12/30/2006	12/29/2007	12/30/2006
Net Income as reported	$(1,769)	$(3,157)	$1,141	$1,580

Weighted Average Shares Outstanding
-Basic	4,664	4,708	4,664	4,708
-Diluted	4,664	4,708	4,664	4,708

Net Income Per Common Share
-Basic	$(0.38)	$(0.67)	$0.24	$.34
-Diluted	$(0.38)	$(0.67)	$0.24	$.34
Dividends Per Common Share	$-	$-	$-	$-

3.  Investments in Unconsolidated Affiliates

The Company accounted for its investments in its unconsolidated affiliates using the equity method.  The Company sold its affiliate on August 15, 2006.

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	12/29/2007	12/30/2006	12/29/2007	12/30/2006
Net sales	$-	$-	$-	$116,741
Gross profit	-	-	-	13,959
Operating income	-	-	-	7,558
Income before taxes	-	-	-	5,515
Net income	$-	$-	$-	$5,515

4. Inventories consisted of the following:

    (In Thousands)

	December 29, 2007	March 31, 2007
Finished Product	$5,500	$4,485
Field Inventory and Breeders	13,764	12,860
Feed, Eggs, and Medication	4,850	4,450
Supplies	1,294	1,148
	$25,408	$22,943

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

7.  Treasury Stock

Beginning in 1990, the Board of Directors (the “Board”) authorized the purchase of up to $2.5 million of the Company’s stock on the open market.  In February 2000, the Board increased the authorized amount to $15 million. During the 13 weeks ended December 29, 2007 no stock was purchased. During the 39 weeks ended December 29, 2007, the Company purchased 23,550 shares of its common stock under this program for an aggregate purchase price of $184 thousand.  There remains $5.3 million authorized for purchase of the Company’s stock. The Company has accounted for these shares as being retired.

8. New Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on April 1, 2007. This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. The Company has not recorded a liability for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes in unrecognized tax benefits as of December 29, 2007. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded interest and penalties for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes as of December 29, 2007. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns for 1997 through the current period remain subject to examination and the relevant state statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax.

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

9. Offer To Acquire The Publicly Held Shares Of The Company

On November 12, 2007 the Company received an acquisition proposal from a group consisting of James Douglas Cagle, the Company’s President and Chief Executive Officer, his two sons, who are both Vice Presidents of the company, and a limited liability company controlled by members of the Cagle family.  The Cagle family group currently owns approximately 64% of the company's stock, and, pursuant to the proposal, the Cagle family group would acquire all of the other stock of the company, for $9.00 per share in cash. The company’s Board of Directors appointed a Special Committee of its independent directors to review the proposed transaction on behalf of the company’s minority shareholders.  No assurance was given that any transaction would take place on these or any terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            For the 13 and 39 weeks ended December 29, 2007

The disclosures in this quarterly report are complementary to those made in the company’s 2007 annual report on Form 10-K.

Results of Operations

Net sales for the third quarter of fiscal 2008 were $67 million compared with $56 million for the same period a year ago, an increase of 19%. For the quarter ended December 29, 2007 the Company’s net loss was ($1.8) million, or ($.38) per diluted share, as compared to ($3.2) million, or ($.67) per diluted share, for the third quarter of fiscal 2007, which ended December 30, 2006. Tonnage sold increased by 11% for the third quarter of 2008 as compared with the third quarter of 2007.

Net sales for the first nine months of fiscal 2008 were $215 million compared with $173 million for the same period a year ago, a increase of 24%. For the nine month period, net income was $1.1 million, or $.24 per diluted share, as compared to $1.6 million, or $.34 per diluted share, for the like period of fiscal 2007. Ready to cook pounds produced increased by 8% for the first nine months of 2008 as compared with the same period of 2007. Tonnage sold increased by 6% for the first nine months of 2008 as compared with the same period of 2007.

Overall revenue per pound for the Company’s poultry products for the third quarter of fiscal 2008 was $.67 as compared to $.65 for the same period of fiscal 2007. Market prices for the third quarter of fiscal 2008 versus the second quarter of fiscal 2008 were down with decreases of, (20%) for boneless breast, (21%) for breast tenders, (14%) for wings, (17%) for drums, and (12%) for leg quarters. Market prices for the third quarter of fiscal 2008 versus the same period last year were up with increases of, 15% for boneless breast, 17% for breast tenders, 18% for wings, 81% for drums, and 39% for leg quarters. Market prices for all products for the first nine months of fiscal 2008 versus the same period last year were up with increases of, 23% for boneless breast, 31% for breast tenders, 37% for wings, 32% for drums, and 48% for leg quarters.

For our third quarter, Cagle’s cost of sales increased 14.5% as compared to the same period last year. This is primarily due to a 23% increase in feed costs. For the nine month period, cost of sales increased 15.8%. This is primarily due to a 30% increase in feed costs.

Selling, Delivery and Administrative Expenses

As a group these expenses increased 1.5% and 6.2%, for the 13 and 39 weeks ended December 29, 2007 versus the 13 and 39 weeks ended December 30, 2006; the increases are primarily due to professional fees incurred for Sarbanes Oxley compliance and FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” preparation.

Other General Expenses

As a group, these expenses decreased 583%, for the 13 weeks and decreased 37% for the 39 weeks ended December 29, 2007, versus the 13 and 39 weeks ended December 30, 2006. These changes are reflective of the sporadic occurrence of disposing of obsolete or unused fixed assets.

Interest Expense

Interest expense for the 13 and 39 weeks ended December 29, 2007 decreased by 15% and 36% over the same period of a year ago. This is reflective of decreased borrowings.

Other Income

Other income of $40 thousand during the 13 weeks and $148 thousand for the 39 weeks ended December 29, 2007 represents interest income. The sale of the Company’s minority interest in a joint venture was completed in the prior years second quarter generating a pretax profit of $18 million.

Equity in Earnings of Unconsolidated Affiliates

The Company had no earnings from unconsolidated affiliates in the 13 or 39 weeks ended December 29, 2007. On August 15, 2006, the Company sold the Company’s 30% interest in Cagle’s-Keystone, LLC for $28 million in cash to Grow-Out Holdings, LLC. Grow-Out Holdings, LLC owned the other 70% of Cagle’s-Keystone, LLC. The Company had no income from affiliates in the 13 week period ended December 30, 2006 and $1.3 million income from affiliates in the 39 week period ended December 30, 2006.

Income Taxes

The provision for income taxes reflects the Company's estimated liability for income taxes, net of any credits to which the Company may be entitled. The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on April 1, 2007. This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. The Company did not record a liability for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes in unrecognized tax benefits as of December 29, 2007. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded interest and penalties for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes as of December 29, 2007. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns for 1997 through the current period remain subject to examination and the relevant state statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax.

Financial Condition

As of December 29, 2007, the Company's working capital was $18 million and its current ratio was 1.73. The Company’s working capital at March 31, 2007 was $19 million and its current ratio was 1.85. The Company has reduced long term debt by $.5 million during the 13 weeks and by 1.6 million during the 39 weeks ended December 29, 2007. The Company has spent $.5 million in the 13 weeks and $2.7 million in the 39 weeks ended December 29, 2007 on capital projects. This has been funded through normal cash flow. The Company has an existing $10 million revolving credit facility which was untapped as of December 29, 2007.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6.  Exhibits

(a)The following exhibits are filed with this report.

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

(b) Reports on Form 8-K filed during the three months ended December 29, 2007

1. The Company filed an 8-K on November 01, 2007, to furnish a press release announcing its results of operations for the second quarter of 2008.

2. The Company filed an 8-K on November 13, 2007, to announce receipt of an acquisition proposal from a group consisting of James Douglas Cagle, the company’s President and Chief Executive Officer, his two sons, who are both Vice Presidents of the company, and a limited liability company controlled by members of the Cagle family.

No other reports on Form 8-K were filed during the third quarter of ended December 29, 2007.

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

Date:  02/07/2008

/s/   J. Douglas Cagle                   /s/ Mark M. Ham IV

Chairman and C.E.O.                  Chief Financial Officer