Form 10-K
period 2008-03-29
CAGLES INC
filed 2008-06-12
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   March 29, 2008                 or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

COMMISSION FILE NUMBER:       1-7138                                                 ..

CAGLE'S, INC.

 (Exact Name Of Registrant As Specified In Its Charter)

GEORGIA                                            58-0625713

(State Of Incorporation)               (I.R.S Employer Identification No.)

2000 HILLS AVE., NW, ATLANTA, GA.                   30318

(Address Of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:        (404) 355-2820               ..

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

Large accelerated filer   _____          Accelerated filer   _____             Non-accelerated filer    ___            Smaller reporting company   _ X__      .

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

                       $   16,344,744.00    (based on $9.75 per share closing price on September 29, 2007)    ..

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Class A Common Stock at $1.00 par value                   4,664,198 shares at $1.00 par value   .

DOCUMENTS INCORPORATED BY REFERENCE:

  Parts of the following documents are incorporated by reference in Part III of this form 10-K report:

  1) proxy statements for registrant's 2008 annual meeting of shareholders-      Items 10, 11, 12, 13, and 14.

Cagle’s, Inc. and Subsidiary

A LETTER FROM THE CEO

To Our Stockholders:

For fiscal 2008 our operating margin improved $12.75 million from fiscal 2007. This upturn occurred during a time of struggling poultry markets made even more challenging as cost of sales continued to escalate throughout the year due to rising feed ingredient and energy prices.

Net sales for fiscal 2008 increased 21.2% to $283.6 million.  Poultry sales pounds for the year increased 5.94% coupled with an average price per pound increase of 11.2% when compared to fiscal 2007. Fiscal 2008 market prices compared to fiscal 2007 for boneless breast, leg quarters, wings, and boneless thighs were +12.8%, +36.5%,+22.0%, +29.3% respectively. As a company we continue to focus on niche markets where we can react to our customer needs in a quick and efficient manner. Given our bird size and production facilities, we continue to strive to monetize our expertise in the deli/fast food arena.

Cost of production for fiscal 2008 increased 15.8% to $268.9 million. Feed prices account for approximately 36.5% of our total cost and increased 31.5% for the year reflected as a $23.5 million increase in cost of sales. As feed ingredients continue to be utilized for energy production and the weak dollar supports export of corn and soybean meal we expect our cost to produce a pound of chicken to remain high.

We continue to stress safety in our operations as reflected by current results of 3.7 million man hours without a lost time accident in our Alabama facility and over 3.5 million miles driven by our transportation group without a preventable DOT chargeable accident. Our injury and illness rates are consistently below industry averages allowing our employees to feel assured that they will return home safely to their families after a day at work whether in a feed mill, production facility or driving one of our delivery vehicles.

Selling, general and administrative costs increased 5.0% as the company incurred, among other expenses, higher professional fees associated with its compliance with Section 404(a) of the Sarbanes-Oxley Act of 2002.

Your management team continues to strive to produce a reasonable cost product of the highest quality in a safe manner to enable Cagle’s Inc. to maximize profit margins. I appreciate the continued support of our stakeholders including our shareholders, employees, contract growers, vendors and our valued customers.

        Sincerely,

       /s/ J. DOUGLAS CAGLE

J. DOUGLAS CAGLE

Chairman and C.E.O.

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

Dispositions

The company sold its 30% interest in an unconsolidated affiliate for $28 million on August 15, 2006 and recorded a gain of $18.3 million as other income.

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

The Company currently processes approximately 2.2 million birds per week in its two processing plants. Of the Company's total production, approximately 600,000 head per week are deboned.

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

Employees and Labor Relations

The Company employs approximately 1,794 persons of whom approximately 32% are covered by a collective bargaining agreement. The Company believes its relationship with the bargaining groups and other employees is good.

Seasonal Variations in Business

The seasonal demand for the Company's products is highest during the late spring and summer months and is normally lowest during the winter months.

Major Customers

Sales to the Company's largest customer represented 12%, 12%, and 14%, of net sales during fiscal 2008, 2007, and 2006, respectively. The Company also had sales in 2008 to another customer which represented 5% of net sales. The Company also had sales in 2007 to another customer which represented 6% of net sales.

Backlog

The Company had no material backlog of orders existing as of March 29, 2008.

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

Item 1A:  Risk Factors

Risk Factors: Industry cyclicality can affect our earnings, especially due to fluctuations in commodity prices of feed ingredients and chicken. Profitability in the chicken industry is materially affected by the commodity prices of chicken and feed ingredients, which are determined by supply and demand factors, which result in cyclical earnings fluctuations. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the United States and foreign governments. In particular, weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow chickens and deliver product. High feed ingredient prices have had a material adverse effect on our operating results in the past. We periodically seek, to the extent available, to enter into advance purchase commitments for the purchase of feed ingredients and enter into futures contracts, in an effort to manage our feed ingredient costs. The use of such instruments may not be successful.

Feed Ingredients: Feed ingredient cost increased 31.5% for fiscal 2008 reflected as a $23.5 million increase in cost of sales as compared to the previous year. The Company’s cost to acquire feed ingredients may continue to increase. However, in the long term, the protein sector of the food industry will be forced to pass the cost of our raw materials to the final consumer increasing our sales price per pound and related revenue as well as our operating margins. We expect the increased cost of ingredients, principally corn, to continue and will utilize substitute ingredients as available and as determined through feed optimization programs to mitigate the impact of the increased corn cost.

The Company may choose to utilize derivatives as offered on the Chicago Board of Trade for the purpose of protecting the feed cost for fixed price sales commitments negotiated with our customers. The Company’s two primary feed ingredients are corn and soybean meal. A $.10 per bushel price change in corn or a $10 per ton price change in soybean meal impacts our cost of sales $1 million dollars per year.

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

Interest Rates. We currently have a term note with no exposure to interest rate fluctuations, as our existing indebtedness carries a fixed interest rate. We have a revolving credit facility which carries a variable interest rate equal to the 90-day LIBOR rate published by the Wall Street Journal, plus 2.5%.

The Company had variable interest rate exposure at March 29, 2008. The Company's theoretical interest rate exposure on variable rate borrowings at March 29, 2008, would be, with a one percentage point increase in average interest rates on the Company's borrowings would increase future interest expense by $833 dollars per month and a point five percentage point increase would increase future interest expense by $416 dollars per month. The Company determined these amounts based on $1 million of theoretical variable rate borrowings at March 29, 2008, multiplied by 1.0% and ..5%, respectively, and divided by twelve. The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company's variable rate borrowings would increase interest expense and reduce net income.

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

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2:  Properties

Production and Facilities

Breeding and Hatching

The Company supplies its broiler chicks by producing hatching eggs from breeder flocks owned by the Company.  These breeder flocks are maintained on 44 contract grower farms.  In addition, the replacement breeder pullets are maintained on 16 contract grower farms where the breeders are reared from one day old to approximately 21 weeks old and then moved to the breeder farm where they begin to produce eggs at about 25 weeks of age.  These farms are located in north Georgia and Tennessee.

The Company owns a hatchery located in Dalton, Georgia, at which eggs are incubated and hatched.  This is a continuous process and requires 21 days to complete.  After the chicks are removed from the incubator, they are vaccinated against disease and moved by an environmentally controlled vehicle, to the Company's grow-out farms.

The hatchery has an aggregate capacity of 2,921,832 eggs per week.

Grow-Out

The Company places its broiler chicks on approximately 150 contract grower farms.

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

Processing

As the broilers reach the desired processing weight, they are removed from the houses and transported by Company trucks to a processing plant. The processing plants are located in Pine Mountain Valley, Georgia; and Collinsville, Alabama.  The Collinsville plant can process up to 21,000 birds per hour.  The Pine Mountain plant has the capacity to process 10,800 birds per hour.

Further Processing and Deboning

The Company has a stated goal of marketing the majority of its product as value-added product consisting of marinated rotisserie deli, fast-food cuts, boneless portioned breast, marinating and breading parts, individual quick frozen parts, and other convenience-type products. Further processing is conducted at the Collinsville, Alabama, and Pine Mountain Valley, Georgia plants.

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

Item 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter of fiscal 2008.

Item 4A:  Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 11, 2008 and is incorporated herein by reference.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed and principally traded on the American Stock Exchange, ticker symbol CGLA. As of March 29, 2008, there were 132 stockholders of record of the Company’s Class A common stock. Under current loan agreements, issuance of dividends must be consented to by debt holders.

Quarterly dividend data and market highs and lows for the past two years were:

	Fiscal 2008			Fiscal 2007
	Dividend	High	Low	Dividend	High	Low
Quarter:
First	$-	$8.85	$7.30	$-	$8.25	$6.55
Second	-	10.40	7.80	-	8.50	5.65
Third	-	12.35	7.17	-	8.45	7.15
Fourth	-	9.72	5.50	-	9.21	7.08

Item 6:  Selected Consolidated Financial Data

Five Year Selected Financial Data
(In Thousands, Except Per Share Data)
	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	March 29, 2008	March 31, 2007	April 1, 2006	April 2, 2005	April 3, 2004
OPERATING RESULTS:
Net sales .......................	$283,649	$233,936	$237,266	$246,343	$304,507
Costs & expenses .......	283,514	246,548	239,989	229,795	327,712
Operating (loss) income .	135	(12,612)	(2,723)	16,548	(23,205)

Interest expense ............	1,483	2,054	2,407	2,649	(7,018)
Other income, net .........	(190)	19,998	4,266	4,107	(544)

(Loss) income before income taxes ..	(1,158)	5,332	(864)	18,006	(30,767)
(Benefit) provision
for income taxes ........	(385)	4,773	(290)	6,467	(13,042)
Net (loss) income ..........	$(773)	$559	$(574)	$11,539	$(17,725)

FINANCIAL POSITION:
Working capital .........	$20,197	$18,941	$9,416	$11,210	$3,527
Total assets .................	91,974	84,019	95,204	94,720	100,019
Long-term debt and
capital lease
obligations ..................	20,924	16,467	25,869	26,534	34,552
Stockholders’ equity......	44,827	45,354	45,232	45,806	34,267

PERFORMANCE
PER COMMON SHARE:
Net (loss) income:
Basic ..............................	$(0.17)	$0.12	$(0.12)	$2.43	$(3.74)
Diluted ...........................	$(0.17)	$0.12	$(0.12)	$2.43	$(3.74)
Dividends .......................	–	–	–	–	–
Book value at the end of the year..	9.61	9.60	9.54	9.66	7.22
Average number of common shares
outstanding:
Basic .....................	4,665	4,724	4,743	4,743	4,743
Diluted ..................	4,665	4,724	4,743	4,743	4,743

The accompanying notes are an integral part of these consolidated financial statements.

Notes to selected financial data:

Fiscal year 2008

Revenues increased by 21.2% as compared to 2007. This increase can be attributed to two factors. A 3.2% increase in production tonnage as compared to 2007 and an increase in our average selling price of .075 cents per pound as compared to 2007.

Debt increased by $4.6 million in 2008, as compared to 2007. This was due to borrowings in the fourth quarter, caused by increases in grain and energy costs.  Interest expense was reduced by 27.8% as compared to 2007, the result of reduced borrowings for the first three quarters of 2008.

Cost of sales increased 15.4% as compared to 2007, and can be attributed to increased grain and energy costs.

Selling, general and administrative costs were $15.0 million for the year as compared to $14.3 million in fiscal 2007 representing an increase of 5.0%. The increase is the result of increased energy costs, higher professional fees incurred in complying with Section 404(a) of the Sarbanes-Oxley Act of 2002 and outside storage costs experienced as one of our freezers was being reworked.

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

Selling, general and administrative costs were $14.3 million for the year as compared to $12.8 million in fiscal 2006 representing an increase of 10.9%. Of the increase experienced in fiscal 2007, bad debt expense was responsible for 4.1%, salaries and benefits for 3.3% and a decrease of fees earned thorough outside accounting services had an impact of 3.2%.

The Company’s share of earnings in the unconsolidated affiliate decreased by 66.7%.  This is the result of the sale of the affiliate on August 1, 2006. Other income reflects a gain of $18.3 million on the sale.

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

The Company’s working capital increased primarily because of the retirement of short-term debt.

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

General

We are in a highly stratified industry with the top five producers accounting for 63 percent of poultry production in this country and the next fifteen accounting for 30 percent.  Our company currently produces ready to cook product of 6.7 million pounds per week, placing it in the top twenty integrated broiler companies ranked by ready to cook pounds. Cagle’s produces a product which differentiates itself from the average broiler company; as industry live weights approach 6 pounds per head, and our birds weigh approximately 4 pounds per head. While this difference impacts the fixed cost per unit of our operations, we believe it serves our company by allowing us to compete for a value added customer profile namely the fast-food, institutional, and deli markets. We believe this is a market segment that we excel in and can provide our customers with distinctive, quality product to fit their needs at margins necessary to offset the higher cost per unit brought about by the smaller live weight.

For the fiscal year ending 2008 the Company reported a loss of ($0.77) million or ($0.17) per diluted share compared to a profit of $.56 million or $0.12 per diluted share for fiscal 2007.

Net sales for fiscal 2008 were $283.6 million as compared to $233.9 for fiscal 2007.  Poultry sales pounds for the year increased 5.94% coupled with an average price per pound increase of 11.2% when compared to fiscal 2007. Fiscal 2008 market prices compared to fiscal 2007 for boneless breast, leg quarters, wings, and boneless thighs were +12.8%, +36.5%,+22.0%, +29.3% respectively. As a company we continue to focus on niche markets where we can react to our customer needs in a quick and efficient manner. Given our bird size and production facilities we continue to exploit our expertise in the deli/fast food arena.

Cost of production for fiscal 2008 was $268.9 million compared to $232.3 million in fiscal 2007 an increase of 15.8%. Feed prices which account for approximately 36.5% of our total cost increased 31.5% for the year reflected as a $23.5 increase in cost of sales. In general a $.10 per bushel price change in corn or a $10 per ton price change in soybean meal impacts our cost of sales by $1 million dollars per year.  Our workforce is made up of 1,794 dedicated employees who are encouraged to freely share suggestions to improve all phases of our operations.  We stress safety in our operations as reflected by current results of 3.7 million man hours without a lost time accident in our Alabama facility and over 3.5 million miles driven by our transportation group without a preventable DOT chargeable accident. Our injury and illness rates are consistently 20% to 30% below industry averages.

Selling, general and administrative costs were $15.0 million for the year as compared to $14.3 million in fiscal 2007 representing an increase of 5.0%. The increase is the result of increased energy costs, higher professional fees incurred in complying with Section 404(a) of the Sarbanes-Oxley Act of 2002 and outside storage costs experienced as one of our freezers was being reworked.

Interest expense of $1.5 million reflects a 27.8% decline in fiscal 2008 as a result of lower debt obligations.

Financially our company remains strong. At the end of our fiscal year our stockholder’s equity was $44.8 million with a net working capital of $20.2 million. Total debt of $23.2 million reflected an increase of 24.7% or $4.6 million this fiscal year to support higher inventory values brought about by increased feed ingredient costs. Our Company and the protein industry in general will continue to be challenged to increase market prices at a pace equal to, or greater than, our cost of feed and as a result we no longer offer flat price sales contracts that can not be price-protected for grain cost increases. We continue to explore capital opportunities that will improve operational efficiencies and product quality to insure our ability to provide excellent service to our customers at a competitive price. It is our expectation that capital expenditures will be funded by cash on hand and cash generated through operations.

Year 2008 compared to 2007

The Company had available $3.3 million (unused) in established lines of credit as of March 29, 2008 and $10 million (unused) in availability as of March 31, 2007. Interest expense was reduced in 2008 by $429 thousand, a 21% reduction, as compared to the same period a year ago.

Poultry pounds produced for the 2008 were 3% greater than 2007, pounds marketed increased by 5.9% and sales revenue increased  21%.

Cost of sales increased 15.8% as compared to 2007, after adjusting 2007 for an asset valuation adjustment to an inactive facility, cost of sales increased 16.8%.

Selling, general and administrative costs compared to 2007 increased by 5%. This increase is the result of increased energy costs, higher professional fees incurred in complying with Section 404(a) of the Sarbanes-Oxley Act of 2002 and outside storage costs experienced as one of our freezers was being reworked.

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

Cost of sales increased 2.3% as compared to 2006, due to a $2.13 million asset valuation adjustment to an inactive facility (noted in the Company’s second quarter 2007 10Q). When adjusted for the inactive facility charge, cost of sales remained relatively flat with an increase of 1.3% versus the same period last year.

Selling, general and administrative costs were $14.3 million for the year as compared to $12.8 million in fiscal 2006 representing an increase of 10.9%. Of the increase experienced in fiscal 2007 bad debt expense was responsible for 4.1%, salaries and benefits for 3.3% and a decrease of fees earned thorough outside accounting services had an impact of 3.2%.

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

Year 2006 compared to 2005

The Company had available $10 million (unused) in established lines of credit as of April 1, 2006 versus $14 million (unused) in availability as of April 2, 2005. Interest expense was reduced in 2006 by $242 thousand, a 9% reduction, as compared to the same period a year ago.

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

Gross margins were 4.3% for 2006 as compared to 11.9% for 2005. Fiscal 2005 gross margins were impacted by settlements received by the Company as a result of litigation involving manufacturers of vitamins utilized in the feeding of our live birds in the amount of $43 thousand.  When this settlement is removed, the gross margin was 11.9% for 2005. The deterioration from 2006 to 2005 is due primarily to market price pressures caused by overproduction by the industry and the impact of avian influenza on export markets. This caused the lowest breast market pricing in recent history and created an abundance of freezer stocks; at the same time energy costs experienced recent historical highs. Freight costs also rose dramatically toward the end of the year.

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

The Company records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid.  Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Effective in fiscal 1989, the Revenue Act of 1987 rescinded the cash-basis method of accounting for tax purposes previously used for the Company’s farming operations.  Previously recorded income tax liabilities of $3.3 million were indefinitely deferred.  Under tax laws enacted in 1997, such liabilities are required to be amortized into taxable income over a 20-year period. The Company has federal and state tax credit carryforwards of $10.9 million, which are available to reduce income taxes through 2015.  Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for a significant portion of the deferred tax asset associated with the tax credit carryforwards.

Financial condition & liquidity

Analysis of cash flows

We expect that cash flow from operations and cash on hand will be sufficient to fund operations, to make all payments of principal and interest when due, and to fund capital expenditures for at least the next twelve months.

For the year ended March 29, 2008, the Company used cash in its operating activities of $3.2 million, due primarily to the increase in inventories , which resulted from increases in grain costs. Cash was used in investing activities, in the amount of $3.5 million, to purchase property, plant and equipment. Cash was provided by financing activities by drawing on lines of credit in the amount of $4.4 million.

For the year ended March 31, 2007, the Company used cash in its operating activities of $12.2 million, due primarily to the operating loss during the year. Cash was provided from investing activities, in the amount of $26 million, due primarily from the cash received from the sale of an affiliate. Cash flow used in financing activities of $11.4 million reflects the retirement of long-term debt.

For the year ended April 1, 2006, the Company provided cash from operating activities of $2.7 million, due primarily to a reduction in accounts payables and to non-cash charges of depreciation and amortization. Cash used in investing activities of $2.0 million is primarily due to the acquisition of property, plant and equipment. Cash flow used in financing activities of $.5 million reflects the retirement of long-term debt.

Tabular disclosure of contractual obligations

Contractual obligations at March 29, 2008 were as follows: (In Thousands)

Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long Term Debt Obligations	$ 23,193	$ 2,269	$ 20,924	$ -	$ -
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	4,658	1,216	2,127	1,314	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total	$ 27,851	$ 3,485	$ 23,051	$ 1,314	$ -

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on April 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax provision is required to meet before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, disclosure and transition. The Company had no significant unrecognized tax benefits at the date of adoption or at March 29, 2008. Accordingly, the Company does not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” – an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Before this statement was issued, limited guidance existed for reporting noncontrolling interests.  As a result, considerable diversity in practice existed.  So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity.  This statement improves comparability by eliminating that diversity.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year ends).  Earlier adoption is prohibited.  The Company’s management does not anticipate that this pronouncement will have a significant impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” – an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance and cash flows. SFAS No. 161 applies to all entities and is effective for consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged.  The Company’s management does not anticipate that this pronouncement will have a significant impact on the consolidated financial statements.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

Risk Factors

Industry cyclicality can affect our earnings, especially due to fluctuations in commodity prices of feed ingredients and chicken.

Profitability in the chicken industry is materially affected by the commodity prices of chicken and feed ingredients, which are determined by supply and demand factors, which result in cyclical earnings fluctuations. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the United States and foreign governments. In particular, weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow chickens, and deliver products. High feed ingredient prices have had a material adverse effect on our operating results in the past. We periodically seek, to the extent available, to enter into advance purchase commitments for the purchase of feed ingredients in an effort to manage our feed costs. The use of such instruments may not be successful.

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

Market-Sensitive Derivatives and Financial Instruments

Commodity futures and swap contracts are used to manage cost exposures on certain raw material purchases resulting in relatively stable costs for these commodities. The Company does not consider commodity price risk to be material to consolidated financial position, results of operations or cash flows.

Effect of 10% change in fair value (in millions)
Grain	$0.65

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

Item 8:  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors

Cagle’s, Inc. and Subsidiary

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Cagle’s, Inc. (a Georgia corporation) and Subsidiary as of March 29, 2008 and March 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended March 29, 2008, March 31, 2007 and April 1, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cagle’s, Inc. and Subsidiary as of March 29, 2008 and March 31, 2007, and the consolidated results of their operations and their cash flows for the years ended March 29, 2008, March 31, 2007 and April 1, 2006 in conformity with accounting principles generally accepted in the United States of America.

               Independent Registered Public Accounting Firm

Moore, Stephens Frost

Little Rock, Arkansas

May 30, 2008

CAGLE’S, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 29, 2008 and March 31, 2007

(In Thousands, Except Par Values)

	2008	2007
Assets
Current assets
Cash and cash equivalents	$1,279	$3,499
Trade accounts receivable, less allowance for doubtful accounts
of $637 and $662 in 2008 and 2007, respectively	14,015	13,737
Inventories	30,728	22,943
Refundable income taxes, current portion	-	492
Other current assets	398	468
Total current assets	46,420	41,139

Property, plant and equipment, at cost
Land	1,976	1,976
Buildings and improvements	59,199	59,067
Machinery, furniture and equipment	40,682	38,773
Vehicles	4,656	4,491
Construction in progress	1,310	441
	107,823	104,748
Less accumulated depreciation	68,563	65,475
Property, plant and equipment, net	39,260	39,273

Other assets
Deferred financing costs, net	41	53
Deferred income taxes	3,134	622
Other assets	3,119	2,932
Total other assets	6,294	3,607
Total assets	$91,974	$84,019

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$2,269	$2,098
Accounts payable	16,025	13,581
Accrued expenses	4,618	5,335
Deferred income taxes	3,311	1,184
Total current liabilities	26,223	22,198

Long-term debt, less current maturities	20,924	16,467

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, $1 par value; 1,000 shares authorized,
none issued	-	-
Common stock, $1 par value; 9,000 shares authorized, 4,665
and 4,689 shares issued and 4,664 and 4,688 shares
outstanding in 2008 and 2007, respectively	4,664	4,689
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	3,657	3,816
Retained earnings	36,156	36,929
Accumulated other comprehensive income	430	-
Total stockholders' equity	44,827	45,354
Total liabilities and stockholders' equity	$91,974	$84,019

The accompanying notes are an integral part of these consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Years Ended March 29, 2008, March 31, 2007 and April 1, 2006

(In Thousands, Except Per Share Data)

	2008	2007	2006

Net sales	$283,649	$233,936	$237,266

Costs and expenses
Cost of sales	268,477	232,290	227,136
Selling and delivery	8,579	8,667	7,314
General and administrative	6,458	5,654	6,468
Other general expenses	-	(63)	(929)
Total costs and expenses	283,514	246,548	239,989

Operating income (loss)	135	(12,612)	(2,723)

Other income (expense)
Gain on sale of unconsolidated affiliates	-	18,323	-
Interest expense	(1,483)	(2,054)	(2,407)
Other income, net	190	358	309
Total other income (expense), net	(1,293)	16,627	(2,098)

Income (loss) before equity in earnings of
unconsolidated affiliates and income taxes	(1,158)	4,015	(4,821)

Equity in earnings of unconsolidated affiliates	-	1,317	3,957

Income (loss) before income taxes	(1,158)	5,332	(864)

Income tax provision (benefit)	(385)	4,773	(290)

Net income (loss)	$(773)	$559	$(574)

Weighted-average common shares outstanding
Basic	4,665	4,724	4,743
Diluted	4,665	4,724	4,743

Per common share
Net income (loss)
Basic	$(0.17)	$0.12	$(0.12)
Diluted	$(0.17)	$0.12	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

For the Years Ended March 29, 2008, March 31, 2007 and April 1, 2006

(In Thousands)

							Accumulated
					Additional		Other		Comprehensive
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive		Income
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total	(Loss)

Balance - April 3, 2005	4,744	$4,744	(1)	$(80)	$4,198	$36,944	$-	$45,806

Net loss	-	-	-	-	-	(574)	-	(574)	$(574)

Balance - April 1, 2006	4,744	4,744	(1)	(80)	4,198	36,370	-	45,232	$(574)

Purchase of treasury stock	(55)	(55)	-	-	(382)	-	-	(437)

Net income	-	-	-	-	-	559	-	559	$559

Balance - March 31, 2007	4,689	4,689	(1)	(80)	3,816	36,929	-	45,354	$559

Purchase of treasury stock	(25)	(25)	-	-	(159)	-	-	(184)

Net income	-	-	-	-	-	(773)	-	(773)	$(773)

Unrealized gain, net of reclassification adjustment of $833 (net of income tax expense of $468)	-	-	-	-	-	-	430	430	430

Balance - March 29, 2008	4,664	$4,664	(1)	$(80)	$3,657	$36,156	$430	$44,827	$(343)

The accompanying notes are an integral part of these consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended March 29, 2008, March 31, 2007 and April 1, 2006

(In Thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(773)	$559	$(574)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	3,782	3,780	4,223
Impairment loss	-	2,128	-
Amortization	12	306	349
Gain on sale of property, plant and equipment	(41)	(63)	(929)
Gain on sale of unconsolidated affiliates	-	(18,323)	-
Income from unconsolidated affiliates, net of distributions	-	(943)	(2,635)
Deferred income taxes expense (benefit)	(385)	4,576	(781)
Changes in operating assets and liabilities
Trade accounts receivable, net	(278)	(2,283)	(84)
Inventories	(7,785)	(3,103)	(798)
Refundable income taxes	492	1,149	1,169
Other current assets	70	(134)	255
Accounts payable	2,444	(935)	2,953
Accrued expenses	(717)	1,099	(432)
Net cash provided (used) by operating activities	(3,179)	(12,187)	2,716

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,774)	(1,732)	(3,175)
Proceeds from sale of property, plant and equipment	46	66	929
Proceeds from sale of unconsolidated affiliates	-	28,000	-
Payments received on notes receivable	-	-	250
Proceeds from sale of other assets	243	-	-
Increase in other assets	-	(340)	(23)
Net cash provided by (used in) investing activities	(3,485)	25,994	(2,019)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on revolving line of credit	21,050	23,625	56,534
Payments on revolving line of credit	(14,235)	(26,605)	(53,554)
Payments of long-term debt	(2,097)	(7,969)	(3,476)
Repurchase of stock	(184)	(437)	-
Net cash used in financing activities	4,444	(11,386)	(496)
Net increase (decrease) in cash and cash equivalents	(2,220)	2,421	201
Cash and cash equivalents at beginning of year	3,499	1,078	877
Cash and cash equivalents at end of year	$1,279	$3,499	$1,078

Supplementary disclosures of cash flow information
Cash paid during the year for interest	$1,460	$2,063	$2,404
Income taxes paid (refunded), net	162	185	28

Supplementary disclosure of non-cash activities
Unrealized gain on hedging activities	$430	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 29, 2008, March 31, 2007 and April 1, 2006

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

e. Accounts and note receivable – In the normal course of business, the Company extends credit to its customers on a short-term basis.  Although credit risks associated with its customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts.  Past due status is determined based upon contractual terms.  In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve is recorded to reduce the receivable to the amount expected to be collected.  Amounts that are determined to be uncollectible are written off against this allowance when collection attempts on the accounts have been exhausted.  Management uses significant judgment in estimating uncollectible accounts.  In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions and historical customer performance.  While  management believes the Company’s processes effectively address its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require adjustment to the allowance recorded by the Company.

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

f.  Inventories – Live bird and hatching egg inventories are stated at cost and breeder hens are stated at cost, less accumulated amortization, consistent with industry standards.  The costs associated with breeder hens are accumulated up to the production stage and amortized over the productive lives using the unit-of-production method.  Finished poultry products, feed, and other inventories are stated at the lower of cost or market.  The Company records valuations and adjustments for its inventories and for estimated obsolescence at or equal to the difference between the cost of the inventories and the estimated market value based upon known conditions affecting the inventories’ obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products.  The Company allocates meat costs between its various finished poultry products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts, which are carried in inventories at the estimated recovery amounts, with the remaining amount being reflected at cost or market, whichever is lower.  For inventory valuation purposes, costs include live production costs (principally feed, chick cost, medications and other raw materials), labor and production overhead.  Not all broilers and breeders survive to maturity or disposition; normal losses are not expensed directly because total costs of the project are assigned to the survivors.  The Company would record adjustments to reduce the values of processed poultry and feed inventories to fair market values if market prices for poultry or feed grains moved substantially lower, this would increase the Company’s cost of sales.  The Company did not experience material revisions to its inventory costs during 2008, 2007 or 2006.  Inventories at March 29, 2008 and March 31, 2007 consist of the following:

	2008	2007
Finished Product	$5,987	$4,485
Field Inventory and Breeders	17,489	12,860
Feed, Eggs, and Medication	5,923	4,450
Supplies	1,329	1,148
	$30,728	$22,943

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

i.  Employee insurance claims – The Company is self-funded under a minimum premium arrangement for the majority of employee claims under its group health plan.  From May 1992, the union employees of the Company were covered for health insurance under a union health plan.  Starting in January 2003, these employees began receiving health insurance coverage under the Company-sponsored plan.  The Company is self-insured for the majority of its workers’ compensation risks.  The Company’s insurance programs are administered by risk management specialists.  Insurance coverage is obtained for catastrophic workers’ compensation and group health exposures, as well as those risks required to be insured by certain state laws.  The Company’s accrual for group health and workers’ compensation liabilities of $1,229 and $1,437 as of March 29, 2008 and March 31, 2007, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.  These accruals are estimated using historical experience and actuarial estimates.  No post-employment benefits are provided under the Company’s group health plan.

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

k. Income taxes – The Company utilizes the liability method of accounting for deferred income taxes.  The liability method provides deferred taxes on the consolidated balance sheet for the temporary differences between financial statement and income tax return basis of assets and liabilities as of the fiscal year-end date at the presently enacted tax rates.

l.  Earnings per share – Net income amounts presented in the accompanying consolidated statements of operations represent amounts available to common stockholders.  The following table reconciles the denominator of the basic and diluted earnings per share computations:

	2008	2007	2006
Weighted-average common shares and dilutive potential common shares	4,665	4,724	4,743

m.Fiscal year – The Company’s fiscal year closing date is the Saturday nearest March 31.  The years ended March 29, 2008, March

    31, 2007 and April 1, 2006 include operations for 52-week periods.

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

o. Fair value of financial instruments – The book values of cash, trade accounts receivable, accounts payable and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments.  The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for debt of similar terms and maturities.  Under this method, the Company’s fair value of long-term debt was not significantly different from the stated value at March 29, 2008 or March 31, 2007.

p. Accounting for the impairment of long-lived assets – SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superseded and amended SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever triggering events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets.

Based on management’s assessment of the impairment indicators, there was one asset group which was determined to be impaired during 2007.  The impairment resulted from a significant change in the physical condition and market value of the Macon facility.  Consequently, the Company recognized an impairment loss in its second quarter of 2007 totaling $2,128, which represents the excess of the carrying values of the assets over their fair values, less cost to sell.  The impairment loss was recorded as a component of cost of sales in the accompanying consolidated statements of operations for the year ended March 31, 2007.  Based upon management’s assessment of the impairment indicators for the remaining assets, management determined that upon testing the expected future net cash flows to be generated from these assets, no other impairment losses had occurred in the fiscal years ended 2008, 2007 or 2006.

q. Shipping and handling costs – Shipping and handling costs are included in cost of sales in the accompanying consolidated statements of operations and totaled $12,811, $12,078 and $9,651 in fiscal years 2008, 2007 and 2006, respectively.

r.  Financial instruments – The Company is a purchaser of certain commodities, such as corn and soybean meal in the course of normal operations.  The Company uses derivative financial instruments to reduce its exposure to various market risks.  Generally, contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Contracts that are designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  If a derivative instrument is a hedge, as defined by SFAS No. 133, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  The ineffective portion of an instrument's change in fair value will be immediately recognized in earnings as a component of cost of sales.  Instruments the Company holds as part of its risk management activities that do not meet the criteria for hedge accounting, as defined by SFAS No. 133, as amended, are marked to fair value with unrealized gains or losses reported currently in earnings.

Derivative products related to grain procurement such as futures and option contracts that meet the criteria for SFAS No. 133 hedge accounting, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities sales and procurement.  The Company does not purchase derivative products related to grain procurement or in excess of its physical grain consumption requirements and poultry sale expectations.  The Company expects that gains totaling $430 recorded in other comprehensive income (loss) at March 29, 2008, related to cash flow hedges, will be generally recognized within the next 12 months.  The Company generally does not hedge cash flows related to commodities beyond 12 months.

2.            Deferred Financing Costs

Deferred financing costs consist of the following at March 29, 2008 and March 31, 2007:
		2008	2007
Deferred financing costs ...........................		$ 133	$ 133
Accumulated amortization .........................		(92)	(80)
Net deferred financing costs .....................		$ 41	$ 53

Future finite lived intangible asset amortization expense is as follows:
2008 ........................	$ 13
2009 ........................	13
2010 ........................	13
2011 ........................	2
2012 ........................	-
	$ 41

 3.           Long-Term Debt

Long-term debt consists of the following at March 29, 2008 and March 31, 2007:

	2008	2007

Term note payable; fixed interest rate of 7.86%, principal and interest payable monthly of $290, through maturity on April 1, 2011; secured by Collinsville plant, Dalton hatchery and Rockmart feedmill.	$16,468	$18,565

Revolving line of credit, maturing January 24, 2010, interest payable monthly, variable interest rate of LIBOR plus 2.50%; secured by accounts receivable and inventories.	6,725	-
	23,193	18,565
Less current maturities	2,269	2,098
Long-term debt, less current maturities	$20,924	$16,467

During 2005, the Company secured new financing through a new term loan and a revolving line of credit through a financial institution.  The proceeds obtained through this financing were used to pay off previous debt obligations.  During 2007, the Company entered into a new financing agreement, in which the term loan was paid off and terminated, the revolving line of credit and related interest rate were reduced, the maturity date was extended through January 24, 2010, and the restrictive covenants were relaxed.  These covenants along with covenants already in place require that the Company maintain (1) a minimum fixed charge coverage ratio, as defined in the debt agreement; (2) a maximum leverage ratio; (3) an adjusted EBITDA above a specified amount; (4) capital expenditures not to exceed certain limits; (5) an actual net worth above a specified amount; and (6) a current ratio, as defined in the debt agreement.  The Company was in compliance with these covenants at March 29, 2008.

In addition to the covenants described above, the Company must also comply with certain restrictive covenants associated with the term note payable. These covenants require the Company to maintain (1) a maximum leverage ratio (2) minimum fixed charge coverage ratio (3) minimum adjusted EBITDA and (4) capital expenditures not to exceed certain limits. The Company was not in compliance with these covenants at March 29, 2008, but had obtained waivers through March 31, 2009.

Aggregate maturities of long-term debt during the years subsequent to March 29, 2008 are as follows:
2009	$2,269
2010	9,179
2011	11,745
$23,193

4.            Income Taxes

The Company records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid.  Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

Effective in fiscal 1989, the Revenue Act of 1987 rescinded the cash-basis method of accounting for tax purposes previously used for the Company’s farming operations.  Previously recorded income tax liabilities of $3,389 were indefinitely deferred.  Under tax laws enacted in 1997, such liabilities are required to be amortized into taxable income over a 20-year period.

Income tax provision (benefit) is reflected in the consolidated statements of operations as follows:

	2008	2007	2006
Current tax provision (benefit)	$-	$(349)	$22
Change in valuation allowance	186	546	469
	186	197	491
Deferred tax provision (benefit)	(571)	4,576	(781)
	$(385)	$4,773	$(290)

A reconciliation between income taxes computed at the federal statutory rate and the Company’s income tax rate is as follows:

	2008	2007	2006
Federal income taxes at statutory rate	$-	$1,813	$(294)
State income taxes	-	107	(17)
Change in valuation allowance	-	546	469
Jobs and investment tax credits	(98)	(823)	(1,025)
Write-off of jobs and investment tax credits	-	3,206	-
Accounting method change	-	1,631	-
Other	(287)	(1,707)	577
	$(385)	$4,773	$(290)

Components of the net deferred income tax asset (liability) at March 29, 2008 and March 31, 2007 relate to the following:

	2008	2007
Deferred income tax assets
Tax credit carryforwards	$10,871	$11,895
Net operating loss carryforwards	4,365	883
Accrued expenses	468	495
Other	157	195
	15,861	13,468
Less valuation allowance	(4,979)	(5,165)
	10,882	8,303

	2008	2007
Deferred income tax liabilities
Family farm cash-basis deferral	$(1,874)	$(2,086)
Inventories	(4,687)	(1,509)
Property and depreciation	(4,206)	(4,096)
Accounting method change	-	(957)
Other	(292)	(217)
	(11,059)	(8,865)
Net deferred income tax asset (liability)	$(177)	$(562)

The Company has federal and state tax credit carryforwards of $10,871, which are available to reduce income taxes through 2015.  Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for a significant portion of the deferred tax asset associated with the tax credit carryforwards.

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on April 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax provision is required to meet before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, disclosure and transition. The Company had no significant unrecognized tax benefits at the date of adoption or at March 29, 2008. Accordingly, the Company does not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after 2004 remain open to examination by federal and state jurisdictions to which it is subject.

5.            Stockholders’ Equity

Beginning in 1990, the Board of Directors (the “Board”) authorized the purchase of up to $2.5 million of the Company’s stock on the open market.  In February 2000, the Board increased the authorized amount to $15.0 million.  Through March 29, 2008, 770,290 shares had been repurchased by the Company at a total cost of $10.1 million.  The Company has accounted for these shares using the retirement method.

6.            Investments in Unconsolidated Affiliates

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

On August 15, 2006, the Company sold its 30% interest in Cagle’s – Keystone Foods, LLC to its joint venture partner for $28,000.  This sale resulted in a gain of $18.3 million, which is recorded as other income in the accompanying consolidated statements of operations.

The Company occasionally sold eggs and broilers to and purchased processed products from unconsolidated affiliates.  In addition, the Company performed certain management and administrative services for unconsolidated affiliates.  Sales to, purchases from, accounts payable to and receivable from, and service fees charged to unconsolidated affiliates are summarized as follows:

	2008	2007	2006
Sales	$ -	$ -	$ -
Purchases	-	-	-
Accounts receivable	-	-	-
Accounts payable	-	-	-
Administrative service fees	-	357	818

The Company accounted for its investments in affiliates using the equity method.  The Company’s share of affiliates’ earnings was $1.3 million and $4.0 million for fiscal years 2007 and 2006, respectively.  The Company’s share of the affiliates’ earnings were based on the audited results for the period ended August 15, 2006 and the year ended December 31, 2005, adjusted for the unaudited results for interim periods.

Summarized combined unaudited balance sheet information for unconsolidated affiliates as of April 1, 2006 is as follows:

Current assets	$ 25,456
Noncurrent assets	51,958

Total assets	$ 77,414

Current liabilities	$ 6,299
Noncurrent liabilities	41,960
Owners' equity	29,155

Total liabilities and owners' equity	$ 77,414

Summarized combined unaudited statements of operations information for unconsolidated affiliates for the period ended August 15, 2006 and the fiscal year 2006 is as follows:

	For the
	Period Ended
	August 15,
	2006	2006

Net sales	$ 110,620	$ 252,063
Gross profit	12,912	33,010
Operating income	6,964	17,310
Net income	5,117	13,233

7.            Related Parties

The firm of Byrne, Davis & Hicks, P.C. in which G. Bland Byrne III, a director of the Company, is a principal, received $260, $246 and $303 during the fiscal years 2008, 2007 and 2006, respectively.  The payments received are for fees incurred for legal services rendered to the Company and its subsidiaries.

 8.           Major Customers

The Company had sales to one individual customer, which exceeded 10% of total sales for fiscal years 2008, 2007 and 2006.  Accounts receivable and sales from this customer for the years ended March 29, 2008, March 31, 2007 and April 1, 2006 were as follows:

	Sales		Accounts Receivable
Fiscal Year	Amount	Percentage	Amount	Percentage

2008	$ 33,679	12%	$ 2,074	15%
2007	29,461	12%	1,521	11%
2006	33,445	14%	1,488	13%

9.            Benefit Plans

Under a collective bargaining agreement, the Company contributes to a multi-employer pension plan for the benefit of certain employees who are union members.  A separate actuarial valuation for this plan is not made for the Company.  Accordingly, information with respect to accumulated plan benefits and net assets available for benefits is not available.  Under the Employee Retirement Income Security Act of 1974, as amended in 1980, an employer, upon withdrawal from a multi-employer plan, is required, in certain cases, to continue funding its proportionate share of the plan’s unfunded vested benefits.  The Company’s contribution rate is a fixed-dollar amount per eligible employee.  The Company made total contributions to the union plan of $109, $119 and $134 in fiscal years 2008, 2007 and 2006, respectively.

The Company has a 401(k) retirement plan for employees not covered by a collective bargaining agreement.  Under the plan, the Company matches contributions up to two percent of participating employees’ salaries.  Additional contributions may be made at the discretion of the Company’s Board.  The Company made matching contributions of $190, $131 and $205 in fiscal years 2008, 2007 and 2006, respectively.  No discretionary Company contributions have been made to this plan.

The Company does not provide post-retirement medical or other benefits to employees.

10.          Commitments and Contingencies

The Company leases certain of its buildings, equipment and vehicles under non-cancelable operating leases.  The consolidated statements of operations include rental expense relating to these operating leases of $870, $1,048 and $1,052 in fiscal years 2008, 2007 and 2006, respectively.

At March 29, 2008, future minimum payments under non-cancelable operating leases were as follows:

2009	$ 1,216
2010	1,155
2011	973
2012	843
2013	471

$ 4,658

In previous years, the Company was involved in purported class action litigation brought on by several independent growers. As of March 29, 2008, the Company continues to vigorously defend the two remaining grower lawsuits, both of which are pending on appeal, after summary judgment was granted in favor of the Company.  The Company has not accrued any losses in connection with the remaining lawsuits.

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

At March 29, 2008, the Company had a total of 1,794 employees.  Of this total, 1,612 are hourly workers and 182 are salaried.  Approximately 32% of the Company’s hourly employees are represented by a union.  None of the Company’s salaried employees are represented by a union.  The existing union agreement will expire in November 2008.

11.          Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables or other financial instruments with a variety of customers and cash and cash investments deposited with financial institutions.

Concentrations of credit risk, with respect to accounts receivable and other financial instruments, are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading its credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable.

The Company, at various times throughout the years, maintained cash balances with certain financial institutions in excess of Federal Deposit Insurance Corporation insured limits.  As of March 29, 2008 and March 31, 2007, the Company had $1,044 and $856, respectively, in financial institutions in excess of federally insured amounts.

12.          Quarterly Financial Data (Unaudited)

Quarterly financial data is as follows (in thousands, except per share data):

				Earnings (Loss)
		Operating	Net	Per Share
		Income	Income	(Basic and
	Net Sales	(Loss)	(Loss)	Diluted)
Fiscal year 2008 quarter ended:
June 30, 2007	$ 71,862	$ 2,744	$ 1,536	$ 0.33
September 29, 2007	76,067	2,499	1,375	0.29
December 29, 2007	66,920	(2,485)	(1,769)	(0.38)
March 29, 2008	68,800	(2,623)	(1,925)	(0.41)

Fiscal year 2007 quarter ended:
July 1, 2006	$ 54,277	$ (3,120)	$ (1,762)	$ (0.37)
September 30, 2006	62,017	(3,609)	6,499	1.37
December 30, 2006	56,374	(4,673)	(3,157)	(0.67)
March 31, 2007	61,268	(1,210)	(1,021)	(0.21)

Fiscal year 2006 quarter ended:
July 2, 2005	$ 61,593	$ 1,886	$ 1,439	$ 0.30
October 1, 2005	61,297	2,248	1,658	0.35
December 31, 2005	59,495	(1,456)	(534)	(0.11)
April 1, 2006	54,881	(5,401)	(3,137)	(0.66)

13.          New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” – an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Before this statement was issued, limited guidance existed for reporting non-controlling interests.  As a result, considerable diversity in practice existed.  So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity.  This statement improves comparability by eliminating that diversity.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year ends).  Earlier adoption is prohibited.  The Company’s management does not anticipate that this pronouncement will have a significant impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” – an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance and cash flows. SFAS No. 161 applies to all entities and is effective for consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged.  The Company’s management does not anticipate that this pronouncement will have a significant impact on the consolidated financial statements.

14.          Subsequent Event

On April 30, 2008, the Company amended its revolving line of credit agreement. The amended agreement increased the facility to $17,500 and the interest rate to a variable rate equal to 3.5% over the 90-day LIBOR rate. The collateral for the facility now includes the Company’s real estate located in Atlanta, Georgia. In addition, the maturity date of the agreement is now March 31, 2011.

SCHEDULE II – Valuation and Qualifying Accounts

ColA	ColB	ColC		ColD	ColE
ADDITIONS
	Balance at	Charged to	Charged		Balance
	Beginning of	Costs and	to Other		at end
DESCRIPTION	Period	Expenses	Accounts	Deductions	of Period
Year ended March 29, 2008
Reserves and Allowances deducted
from asset accounts:
Allowance for doubtful accounts	$ 662	$ -	$ -	$ 25	$ 637
Year ended March 31, 2007
Reserves and Allowances deducted
from asset accounts:
Allowance for doubtful accounts	$ 320	$ 517	$ -	$ 175	$ 662
Year ended April 1, 2006
Reserves and Allowances deducted
from asset accounts:
Allowance for doubtful accounts	$ 369	$ -	$ -	$ 49	$ 320

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on accounting or financial disclosure matters.

Item 9A. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer maintains a system of internal controls and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Board of Directors, operating through its Audit Committee, which is composed entirely of independent outside directors, provides oversight to the financial reporting process.

In order to help assess the effectiveness of the Company’s internal control over financial reporting as of the end of the most recent fiscal year, management retained a Sarbanes-Oxley consultant to test the system.  A number of material weaknesses were identified.  Most of the weaknesses were the result of insufficient documentation of existing systems and controls related to these systems.  In addition, one capital purchase which was partly paid for by an outside party was not approved through the required process, and in one case, blank check stock (prior to being imprinted with account numbers) was not properly secured.  Management verified that none of the specific issues discovered affected the Company’s financial statements.

In response to these issues, senior management dedicated additional resources and took additional steps to strengthen its control processes and procedures to ensure that these internal control deficiencies do not result in a material misstatement of the Consolidated Financial Statements.  Specifically, management implemented the following corrective actions as well as additional procedures:

•   Revised standard policies, procedures, and controls in order to ensure that all are fully documented

•   Reviewed capital purchase procedures with appropriate staff, emphasizing that there are no exceptions

•   Reviewed procedures for securing bank stock with appropriate staff to insure future compliance

Management will continue to evaluate the effectiveness of the Company’s internal controls and procedures on an ongoing basis and implement actions to enhance resources and training in the area of financial reporting responsibilities and to review such actions with the Audit Committee.  Management has discussed its corrective actions and plans with the Audit Committee as of the date of this report, and believes the actions outlined have corrected or will correct the deficiencies in internal controls noted above.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

May 30, 2008

/s/ J. Douglas Cagle                                               /S/ Mark M. Ham IV

J. DOUGLAS CAGLE                                            MARK M. HAM IV

Chairman and Chief Executive Officer                  Executive Vice President & CFO

Report of the Audit Committee

The Audit Committee reviewed with management and the Company’s independent auditors overall audit scopes and plans, the results of internal and external audit examinations, evaluations by the auditors of the Company’s internal controls and the quality of the Company’s financial reporting. The Committee also discussed with the independent auditors other matters required to be discussed by the auditors with the Committee under Statement on Auditing Standards No. 61 (communication with audit committees). The Committee received from the auditors their annual written report on their independence from the Company and its management, which is made under Independence Standards Board Standard No. 1 (independence discussions with audit committees). The Committee also engaged in substantive discussions with the auditors regarding their independence from the Company. In performing all of these functions, the Audit Committee acts only in an oversight capacity, and, in its oversight role, the Committee relies on the work and assurances of the Company’s management, which has the primary responsibility for financial statements and reports, and of the independent auditors, who, in their report, express an opinion on the conformity of the Company’s annual financial statements to generally accepted accounting principles. In reliance on these reviews and discussions and on the report of the independent auditors, the Audit Committee has recommended to the Board of Directors, and the Board has approved, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended March 29, 2008, for filing with the Securities and Exchange Commission.

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

Item 9B.   Other Information

None

PART III

Item 10:  Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 11, 2008 and is incorporated herein by reference. The Company has adopted a Code of Ethics, which applies to the Chief Executive Officer and Chief Financial Officer. The full text of the Code of Ethics was included as an exhibit with the 2004 annual report.

Item 11:  Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 11, 2008 and is incorporated herein by reference.

 Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 11, 2008 and is incorporated herein by reference.

Item 13:  Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 11, 2008 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on July 11, 2008 and is incorporated herein by reference.

PART IV

Item 15:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

(a)1.   Financial Statements

The following consolidated financial statements of Cagle’s, Inc. and subsidiary are filed as part of this report:

Consolidated Balance Sheets as of March 29, 2008 and March 31, 2007

Consolidated Statements of Operations for the Years Ended March 29, 2008,  March 31, 2007 and April 01, 2006

Consolidated Statements of Stockholder’s Equity for the Years Ended March 29, 2008, March 31, 2007 and April 01, 2006

Consolidated Statements of Cash Flows for the Years Ended March 29, 2008 March 31, 2007 and April 01, 2006

Notes to Consolidated Financial Statements for the years ended, March 29, 2008, March 31, 2007 and April 01, 2006

(a)2.   Financial Statement Schedules

The following financial statement schedules are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Schedule II – Valuation and Qualifying Accounts

(a)3.          Exhibits

  3.1 Articles of Incorporation of the Registrant. (4)

  3.2 Bylaws of the Registrant. (2)

13.2 Cagle's, Inc. Proxy statements for Registrant's 2008 annual meeting of shareholders. (1)

14.1 Code of Ethics. (3)

23.1 Consent of independent registered public accounting firm, Moore Stephens Frost, PLC. (1)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).  (1)

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).  (1)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.  (1)

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.  (1)

99.1 Audited financial statements of unconsolidated affiliates: Cagle's Keystone Foods, L.L.C. for 08/15/06.

         (Moore Stephens Frost, PLC)  (5)

99.2 Audited financial statements of unconsolidated affiliates: Cagle's Keystone Foods, L.L.C. for 12/31/05 and 1/1/05.

        (Ernst & Young LLP)  (5)

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

(5) Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the year ended March 31, 2007.

(b) Reports on Form 8-K

   1. The Company filed an 8-K on August 02, 2007, to furnish a press release announcing its results of operations for the first quarter of 2008.

   2. The Company filed an 8-K on November 01, 2007, to furnish a press release announcing its results of operations for the second quarter of 2008.

   3.  The Company filed an 8-K on November 13, 2007, to furnish a press release announcing an offer by the Cagle family group to acquire all stock of the company.

   4. The Company filed an 8-K on January 31, 2008, to furnish a press release announcing its results of operations for the third quarter of 2008.

   5. The Company filed an 8-K on February 21, 2008, to announce an amendment to its bylaws.

   6.  The Company filed an 8-K on November 13, 2007, to furnish a press release announcing that the Cagle family had withdrawn its offer to acquire the company’s stock.

   7. The Company filed an 8-K on April 11, 2008, to announce a 4% reduction in production.

   8. The Company filed an 8-K on May 02, 2008, announcing the signing of an Amended and Restated Revolving Line of Credit and Security Agreement, effective as of April 30, 2008.

   9. The Company filed an 8-K on June 6, 2008, to furnish a press release announcing its results of operations for the fourth quarter of 2008.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cagle's, Inc.

BY:   /s/  J. Douglas Cagle

               Chairman and Chief Executive Officer & President

               June 06, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities indicated and on June 06, 2008:

/s/ J. Douglas Cagle                            Director and Chairman and Chief Executive Officer & President

/s/ G. Bland Byrne                              Director

/s/ Candace Chapman        Director

/s/ Panos J. Kanes                              Director

/s/ Edward J. Rutkowski     Director

/s/ Mark M. Ham IV                            Director and Executive Vice President & CFO

/s/ James David Cagle                       Director and Vice President

/s/ George Douglas Cagle                  Director and Vice President

MooreStephens Frost

A Professional Association

Certified Public Accountants

425 West Capitol, Suite 3300

Little Rock, Arkansas 72201

CONSENT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Cagle’s, Inc. and Subsidiary

Atlanta, Georgia

We consent to the inclusion of our report dated May 30, 2008, with respect to the consolidated balance sheets of Cagle’s, Inc. and Subsidiary as of March 29, 2008 and March 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended March 29, 2008, March 31, 2007 and April 1, 2006, which report has been included in the Annual Report to Stockholders and in the Form 10-K Annual Report of Cagle’s, Inc. and Subsidiary.

/s/ Moore Stephens Frost, PLC

MooreStephens Frost, PLC

Little Rock, Arkansas

May 30, 2008

Officers and Directors

Cagle’s, Inc.

Officers

J. DOUGLAS CAGLE

Chairman, Chief Executive Officer

& President

MARK M. HAM IV

Executive Vice President & CFO

A. BRAD HARP

Vice President of Live Operations

RORY M. MORRIS

Vice President of Plant Operations

TROY DALE TOLBERT

Vice President of Sales and Marketing

GEORGE L. PITTS

Corporate Secretary & Treasurer

Vice President of Accounting

JAMES DAVID CAGLE

Vice President

GEORGE DOUGLAS CAGLE

Vice President

Board of Directors

J. DOUGLAS CAGLE

Chairman, Chief Executive Officer

& President, Cagle’s, Inc.

GEORGE DOUGLAS CAGLE

Vice President, Cagle’s, Inc.

JAMES DAVID CAGLE

Vice President, Cagle’s, Inc.

CANDACE CHAPMAN

Director of Marketing, Real Estate Management Services, LLC

MARK M. HAM IV

Executive Vice President & CFO, Cagle’s, Inc.

PANOS KANES

Partner Kanes & Benator, Attorneys at Law, LLC

Partner Kanes, Benator & Company, LLC - CPAs

G. BLAND BYRNE

Principal, Byrne, Davis & Hicks, P.C.

EDWARD J. RUTKOWSKI

Managing Director, I-ASSURANCE

President of Database Georgia, Inc.

Audit Committee

CANDACE CHAPMAN, Chair

PANOS KANES

EDWARD J. RUTKOWSKI

Subsidiary

Cagle Farms, Inc.

Officers

J. DOUGLAS CAGLE

Chairman, Chief Executive Officer

& President

A. BRAD HARP

Vice President of Live Operations

MARK M. HAM IV

Executive Vice President & CFO

GEORGE L. PITTS

Corporate Secretary and Treasurer

Vice President of Accounting

Board of Directors

J. DOUGLAS CAGLE

Chairman, Chief Executive Officer

& President, Cagle’s, Inc./

Cagle Farms, Inc.

MARK M. HAM IV

Executive Vice President & CFO

Cagle’s, Inc./Cagle Farms, Inc.

GEORGE DOUGLAS CAGLE

Vice President

Annual Stockholders’ Meeting

The Annual Stockholders’ Meeting will be conducted at the Corporate Headquarters, 2000 Hills Avenue, N.W., Atlanta, Georgia, at 11:00 A.M. on Friday, July 11 2008.

______________________________________________________________

Form 10-K

The Form 10-K Annual Report for 2008, as filed by the Company with the Securities and Exchange Commission, is available to Cagle’s, Inc. stockholders after June 12, 2008 on our website cagles.net or request in writing to, MARK M. HAM IV, Executive Vice President And CFO, Cagle’s, Inc., 2000 Hills Ave., N.W., Atlanta, Georgia 30318

______________________________________________________________

General Information

Registrar and Transfer Agent

Computershare Investor Services, LLC

Chicago, Ill.

Legal Counsel

BYRNE, DAVIS & HICKS, P.C.

Atlanta, Georgia

Independent Registered Public Accounting Firm

MOORESTEPHENS FROST, PLC

Little Rock, Arkansas

______________________________________________________________

Facilities

Corporate Headquarters

2000 Hills Ave., N.W.

Atlanta, Georgia30318

COLLINSVILLE, Alabama

Processing, Further Processing, Distribution & Cold Storage Facility

ATLANTA, Georgia

Distribution, Further Processing & Cold Storage Facility

DALTON, Georgia

Hatchery & Growout

PINE MOUNTAIN VALLEY, Georgia

Processing, Further Processing & Cold Storage Facility

ROCKMART, Georgia

Feed Mill

For current financial and company information, visit our website at www.cagles.net