Form 10-Q
period 2008-03-28
CAGLES INC
filed 2008-08-12
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

  Large accelerated filer   _____          Accelerated filer   _____             Non-accelerated filer    ___            Smaller reporting company   _ X__      ..

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                            Yes          X    No

The Registrant had 4,664,198 shares of Class A Common Stock, outstanding as of June 28, 2008.

PART 1.  FINANCIAL INFORMATION

Item1. Financial Statements

Cagle's, Inc. & Subsidiary
Condensed Consolidated Balance Sheets
June 28, 2008 (unaudited) and March 29, 2008
(In Thousands, Except Par Value)

	June 28, 2008	March 29, 2008
Assets
Current assets
Cash and cash equivalents	$1,059	$1,279
Trade accounts receivable, less allowance for doubtful accounts
of $221 and $637 in 2009 and 2008, respectively	17,046	14,015
Inventories	30,247	30,728
Other current assets	393	398
Total current assets	48,745	46,420

Property, plant and equipment, at cost:
Land	1,976	1,976
Buildings and improvements	59,439	59,199
Machinery, furniture and equipment	41,014	40,682
Vehicles	4,656	4,656
Construction in progress	654	1,310
	107,739	107,823
Less accumulated depreciation	68,827	68,563
Property, plant and equipment, net	38,912	39,260

Other assets
Deferred income taxes	3,134	3,134
Deferred financing costs, net	37	41
Other assets	3,349	3,119
Total other assets	6,520	6,294
Total assets	$94,177	$91,974

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$2,346	$2,269
Accounts payable	18,924	16,025
Accrued expenses	4,581	4,618
Deferred income taxes	2,417	3,311
Total current liabilities	28,268	26,223

Long-term debt, less current maturities	23,060	20,924

Commitments and Contingencies (Note 11)

Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 9,000 shares authorized, 4,665 and 4,689 shares
issued and 4,664 and 4,688 shares outstanding in 2009 and 2008, respectively	4,664	4,664
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	3,657	3,657
Retained earnings	33,161	36,156
Accumulated other comprehensive income	1,447	430
Total stockholders' equity	42,849	44,827
Total liabilities and stockholders' equity	$94,177	$91,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary
Condensed Consolidated Statements of Income
For the 13 weeks ended June 28, 2008
For the 13 weeks ended June 30, 2007
(In Thousands, except per share data)
(Unaudited)

	13 wks ended	13 wks ended
	6/28/2008	6/30/2007

Net Sales	$76,921	$71,862
Costs and Expenses:
Cost of Sales	77,577	65,660
Selling, General and Administrative	3,524	3,458
Total costs and expenses	81,101	69,118

Income (Loss) From Operations	(4,180)	2,744

Other Income(Expense):
Interest expense	(489)	(368)
Other Income, Net	(12)	23
Income (Loss) before income taxes	(4,681)	2,399

Income Taxes Provision (Benefit)	(1,685)	863
Net Income (Loss)	$(2,996)	$1,536

Weighted Average Shares Outstanding
-Basic	4,664	4,724
-Diluted	4,664	4,724

Net Income (Loss) Per Common Share
-Basic	$(0.64)	$0.33
-Diluted	$(0.64)	$0.33
Dividends Per Common Share	$-	$-

Reconciliation of net income (loss) to comprehensive income (loss):
Net loss	$(2,996)	$1,536
Unrealized gain on hedging instruments, net of reclassification adjustment gain of $430 (net of income tax expense of $814)	1,447	0
Comprehensive (loss)	$(1,549)	$1,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
For the 13 weeks ended June 29, 2008 and June 30, 2007
(In Thousands) (Unaudited)

	6/28/2008	6/30/2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,996)	$1,536

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	976	938
Amortization	13	3
Gain on sale of property, plant and equipment	-	(28)
Deferred income taxes expense (benefit)	(871)	863
Changes in operating assets and liabilities
Trade accounts receivable, net	(3,031)	(1,430)
Inventories	481	102
Refundable income taxes	(740)	203
Other current assets	1,740	(1,146)
Accounts payable	2,899	2,345
Accrued expenses	(37)	(544)
Net cash provided (used) by operating activities	(1,566)	2,842
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(554)	(492)
Proceeds from sale of property, plant and equipment	-	28
Increase in other assets	(239)	(844)
Net cash provided by (used in) investing activities	(793)	(1,308)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving line of credit	(17,550)	-
Proceeds from revolving line of credit	20,250	-
Payments of long-term debt	(561)	(509)
Repurchase of stock	-	(183)
Net cash used in financing activities	2,139	(692)
Net increase (decrease) in cash and cash equivalents	(220)	842
Cash and cash equivalents at beginning of year	1,279	3,499
Cash and cash equivalents at end of year	$1,059	$4,341

Supplementary disclosures of cash flow information
Cash paid during the period for interest	$469	$368
Income taxes paid (refunded), net	(108)	-
Supplementary disclosure of non-cash activities
Unrealized gain on hedging activities	$1,447	-
Assets acquired pursuant to capital lease obligation	$74	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary

Notes to Condensed Consolidated Financial Statements

June 28, 2008  (Unaudited)

1. Basis of Presentation

Interim Period Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle's, Inc. and its wholly owned subsidiary Cagle Farms, Inc. (collectively, the "Company") as of June 28, 2008 and the results of their operations for the 13 weeks ended June 28, 2008 and the 13 weeks ended June 30, 2007. Results of operations for the 13 weeks ended June 28, 2008 are not necessarily indicative of results to be expected for the full fiscal year ending March 28, 2009.

The accompanying condensed consolidated balance sheet as of March 29, 2008, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements at June 28, 2008, and for the 13 weeks ended June 29, 2008 and June 30, 2007 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Although the Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the  information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended March 28, 2008.

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on April 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax provision is required to meet before being recognized in the consolidated financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, disclosure and transition. The Company had no significant unrecognized tax benefits at the date of adoption or at June 28, 2008. Accordingly, the Company does not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after 2004 remain open to examination by federal and state jurisdictions to which it is subject.

2.  Computation of net income per share

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks	13 Weeks
	ended	ended
	6/28/2008	6/30/2007
Net Income (loss) as reported	$(2,996)	$1,536

Weighted Average Shares Outstanding
-Basic	4,664	4,724
-Diluted	4,664	4,724

Net Income Per Common Share
-Basic	$(0.64)	$0.33
-Diluted	$(0.64)	$0.33
Dividends Per Common Share	$-	$-

3. Inventories consisted of the following:

    (In Thousands)

	June 28, 2008	March 29, 2008
Finished Product	$4,932	$5,987
Field Inventory and Breeders	17,288	7,489
Feed, Eggs, and Medication	6,632	5,923
Supplies	1,395	1,329
	$30,247	$30,728

4.      Long-Term Debt

Long-term debt consists of the following:

	6/28/2008	3/29/2008

Term note payable; fixed interest rate of 7.86%, principal and interest payable monthly of $290, through maturity on April 1, 2011; secured by Collinsville plant, Dalton hatchery and Rockmart feedmill.	$15,981	$18,565

Revolving line of credit, maturing March 31, 2011, interest payable monthly, variable interest rate of LIBOR plus 3.50%; secured by accounts receivable and inventories.	9,425	-
	25,406	18,565
Less current maturities	2,346	2,098
Long-term debt, less current maturities	$23,060	$16,467

On April 30, 2008, the Company amended its revolving line of credit agreement. The amended agreement increased the facility to $17,500 and the interest rate to a variable rate equal to 3.5% over the 90-day LIBOR rate. The collateral for the facility now includes the Company’s real estate located in Atlanta, Georgia. In addition, the maturity date of the agreement is now March 31, 2011, and the restrictive covenants were relaxed.  These covenants along with covenants already in place require that the Company maintain (1) a minimum fixed charge coverage ratio, as defined in the debt agreement; (2) a maximum leverage ratio; (3) an adjusted EBITDA above a specified amount; (4) capital expenditures not to exceed certain limits; (5) an actual net worth above a specified amount; and (6) a current ratio, as defined in the debt agreement.  The Company was in compliance with these covenants at June 28, 2008.

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

Aggregate maturities of long-term debt during the years subsequent to June 28, 2008 are as follows:

2009	$1,718
2010	2,453
2011	18,889
$23,060

5.  Major accounting policies

Refer to the Company’s 2008 annual report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies.

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

7.  Treasury Stock

Beginning in 1990, the Board of Directors (the “Board”) authorized the purchase of up to $2.5 million of the Company’s stock on the open market.  In February 2000, the Board increased the authorized amount to $15 million.  During the 13 weeks ended June 28, 2008, the Company did not purchase shares of its common stock under this program. Through June 28, 2008, 770,290 shares had been repurchased by the Company at a total cost of $10.1 million.  The Company has accounted for these shares using the retirement method.

8.  Financial instruments

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

Derivative products related to grain procurement such as futures and option contracts that meet the criteria for SFAS No. 133 hedge accounting, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities sales and procurement.  The Company does not purchase derivative products related to grain procurement or in excess of its physical grain consumption requirements and poultry sale expectations. The Company expects that gains totaling $1.5 million recorded in other comprehensive income (loss) at June 28, 2008, related to cash flow hedges, will be generally recognized within the next 12 months.  The Company generally does not hedge cash flows related to commodities beyond 12 months.

9.  Fair Value Measurements

As stated in Note 1, General, effective March 30, 2008, we adopted SFAS 157.  SFAS No. 157 “Fair Value Measurements”, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.  Assets and liabilities measured at fair value are based on one or more of three valuation techniques stated in SFAS No.157.  The three valuation techniques are as follows:

Market Approach.   Prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

Income Approach.  Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques and option-pricing models).

Cost Approach.      Amount that currently would be required to replace the service capacity of an asset (often referred to as replacement cost).

FAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for evaluating such assumptions, FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value as follows:

Level 1.  Quoted prices in active markets for identified assets or liabilities;

Level 2.  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own    assumptions about what market participants would use in pricing the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following are assets and liabilities measured at fair value on a recurring basis at June 28, 2008 (in millions):

	Asset/(Liability) Balance	Valuation Technique	Input Level
Available for sale investments	$68	Market	1
Trading investments	$221	Market	1

 Available for sale investments are classified in “Other current assets” in our condensed consolidated balance sheets, trading investments are classified in “Other assets” in our condensed consolidated balance sheets.  No assets or liabilities were elected for fair value measurement under FAS 159, and therefore adoption of FAS 159 had no impact on our financial statements.

10. New Accounting Standards

We adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157) and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (FAS 159).  See Note 9, Fair Value Measurements, for the impact of this adoption.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  We have not yet determined the impact that the implementation of FAS 157 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate adoption to significantly impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” – an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Before this statement was issued, limited guidance existed for reporting non-controlling interests.  As a result, considerable diversity in practice existed.  So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity.  This statement improves comparability by eliminating that diversity.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company’s management does not anticipate that this pronouncement will have a significant impact on the consolidated financial statements.

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

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of FAS No. 162 to have a material effect on its results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP No. FAS 142-3"). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142's, Goodwill and Other Intangible Assets, entity-specific factors. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the

Company). The Company’s management does not anticipate that this pronouncement will have a significant impact on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

June 28, 2008

The disclosures in this quarterly report are complementary to those made in the company’s 2008 annual report on Form 10-K.

Results of Operations

Revenues for the first quarter were $76.9 million, up 7.04%, as a result of 13% additional pounds marketed compared to the same period a year ago. For the quarter, net income was a loss of $(3.0) million or ($.64) per diluted share as compared to a profit of $1.5 million or $.33 per diluted share for the first quarter of fiscal 2008.

Quoted market prices for products for the first quarter of fiscal 2009 versus the same period last year and last quarter fluctuated as follows.

	% Change	% Change
	1st qtr. 09 vs.	1st qtr. 09 vs.
	1st qtr. 08	4th qtr. 08
Tenders	-21.7%	5.1%
Wings	-26.4%	-19.7%
Drums	8.7%	16.2%
Boneless Breast	-11.8%	3.6%
Boneless Thigh	8.0%	4.9%
Leg Quarters	1.7%	11.2%
Whole Bird without Giblets	-2.0%	4.6%

Cost of sales for the first quarter of fiscal 2009 increased 18.1% as compared with the same period last year, from $65.7 million to $77.6 million. Feed ingredient prices for broilers processed in the first quarter of 2009 which represents 39% of the total cost of sales, increased 43% as compared to the first quarter of 2008.

Corn and soy pricing has been volatile for the first quarter of 2009 and we expect them to remain so for the next nine months. The company has entered into a partially hedged position to reduce the financial exposure brought about by this volatility. We have also entered into pricing agreements with certain customers which allow us to price their products based on the cost of feed ingredients if they direct our company to hedge for their benefit. If those customers elect to not allow us to hedge ingredient prices for their benefit then their product prices are adjusted to reflect current ingredient markets.

Selling and Delivery

As a group these expenses increased 9% for the 13 weeks ended June 28, 2008 versus the 13 weeks ended June 30, 2007; this is representative of increases in energy costs, freight costs and outside storage expenses.

Administrative Expenses

This group saw a reduction of $166 thousand  or 12% for the 13 weeks ended June 28, 2008 versus the 13 weeks ended June 30, 2007; this is the result of a reduction of bad debt reserves and increased costs associated with compliance with Sarbanes-Oxley Section 404.

Interest Expense

Interest expense for the thirteen weeks ended June 28, 2008 increased by 33% over the same period of a year ago. This is reflective of increased borrowings.

Other Income

Other Income of ($12) thousand for the 13 weeks ended June 28, 2008 represents the change in value of marketable securities. Other income of $23 thousand during the 13 weeks ended June 30, 2007 represented interest income.

Income Taxes

Income tax benefit was ($1.7) million, or 36.0% of pre-tax income in the first quarter of 2009. Income tax expense in the first quarter of 2008 was $.9 million, or 36% of pre-tax income. The provision for income taxes reflects the Company's estimated liability for income taxes, net of any credits to which the Company may be entitled. The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on April 1, 2007. This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. The Company has not recorded a liability for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes in unrecognized tax benefits as of June 28, 2008. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded interest and penalties for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes as of June 28, 2008. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns for 2004 through the current period remain subject to examination and the relevant state statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax.

Financial Condition

As of June 28, 2008, the Company's working capital was $21 million and its current ratio was 1.73. The Company’s working capital at March 29, 2008 was $20 million and its current ratio was 1.77. The Company has increased long term debt by $2.2 million during the 13 weeks ended June 28, 2008. The Company has spent $1 million on capital projects in the first three months of fiscal 2009. The Company has available an $8 million revolving credit facility, as of June 28, 2008.  On April 30, 2008, the Company amended its revolving line of credit agreement. The amended agreement increased the facility to $17.5 million and the interest rate, to a variable rate equal to 3.5% over the 90-day LIBOR rate, the maturity date of the agreement is March 31, 2011.

We believe that our cash flow provided by operations will be strained to cover our fiscal 2009 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions.  We may elect to finance certain capital expenditure requirements through borrowings under our credit facilities or operating leases.

Critical Accounting Policies and Estimates

The preparation of condensedconsolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported. The following accounting policies involve “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Profitability in the chicken industry is materially affected by the commodity prices of chicken and feed ingredients, which are determined by supply and demand factors, which result in cyclical earnings fluctuations. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the United States and foreign governments. In particular, weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect supplies of feed ingredients, as well as both the industries and our ability to obtain feed ingredients, grow chickens, and deliver products. High feed ingredient prices have had a material adverse effect on our operating results in the past. We periodically seek, to the extent available, to enter into advance purchase commitments for the purchase of feed ingredients in an effort to manage our feed ingredient costs. The use of such instruments may not be successful.

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

Government Regulation.

Regulation, present and future, is a constant factor affecting our business. The poultry industry is subject to federal, state, and local governmental regulation, including health and environmental areas. We anticipate increased regulation by various agencies concerning food safety, the use of medication in feed formulations, and the disposal of poultry by-products and wastewater discharges. Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect our business or operations in the future.

Significant Changes in Consumer Buying Patterns

Adverse local economic conditions or shifts in shopping preferences, is a factor affecting our business. Growing and increasing the profitability of our business is dependent upon our ability to retain existing customers and acquire new customers, enabling us to more effectively utilize our fixed assets. Our ability to achieve these goals is dependent, in part, upon our ability to continue to provide a high level of customer service, offer competitive products at attractive prices, maintain high levels of productivity and efficiency, particularly in the process of integrating new customers. If we are unable to execute these tasks effectively, we may not be able to attract significant numbers of new customers and attrition among our existing customer base could increase, either or both of which could have an adverse impact on our revenue and profitability. Our results of operations may be adversely impacted if we are unable to attract significant numbers of new customers.

Concentration of Credit Risk

The Company deposits its cash with financial institutions which have Federal Deposit Insurance Corporation (FDIC) depository insurance, which insures bank balances up to $100,000 per bank.  At June 28, 2008, the Company’s cash balances in FDIC insured bank accounts totaled approximately $1 million which exceeds the Federal Deposit Insurance Corporation limit of $100,000.

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

Item2.  Changes in Securities and Use of Proceeds

None.

Item3.  Defaults upon Senior Securities

None.

Item4.  Submission of Matters to a Vote of Security Holders

On July 11, 2008, the Company held its Annual Meeting of Shareholders.  The following items (3) were submitted to a vote of shareholders through the solicitation of proxies:

(1)	To fix the number of members of the Board of Directors at eight (8), and to elect the members thereof

	Election of Directors

The following persons were elected to serve as directors on the Company’s Board of Directors until the 2009 Annual Meeting of Shareholders or until their successors have been duly elected and qualified or until the earlier of their resignation or removal.  Voting results were as follows:

		For	Against (a)
	J. DOUGLAS CAGLE	4,028,673	515,733
	PANOS KANES	4,538,178	6,228
	G. BLAND BYRNE III	4,008,895	535,511
	CANDACE CHAPMAN	4,538,178	6,228
	EDWARD J. RUTKOWSKI	4,538,178	6,228
	MARK M. HAM IV	4,007,655	536,751
	GEORGE DOUGLAS CAGLE	3,999,270	545,136
	JAMES DAVID CAGLE	4,012,770	531,626

(2)	To ratify the appointment of Moore Stephens Frost, PLC as the independent registered public accounting firm for the fiscal year ending March 28, 2009.
		For	Against (a)	Abstentions	Non-Votes
		4,543,829	577	0	0

(3)	Stockholder proposal regarding controlled-atmosphere killing.
		For	Against (a)	Abstentions	Non-Votes
		25,177	3,630,271	329,720	559,238

(a)	In determining the results of voting, abstentions or authorizations withheld and broker non-votes have the same effect as a vote against.

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

     2. The Company filed an 8-K on May 02, 2008, announcing the signing of an Amended and Restated Revolving Line of Credit and

         Security Agreement, effective as of April 30, 2008.

     3. The Company filed an 8-K on June 6, 2008, to furnish a press release announcing its results of operations for the fourth quarter of 2008.

No other reports on Form 8-K were filed during the first quarter of 2009 or in the subsequent interim period between June 28, 2008 and the date of this filing.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  08/11/2008

/s/   J. Douglas Cagle                   /s/ Mark M. Ham IV

Chairman and C.E.O.                  Executive Vice President & Chief Financial Officer