Form 10-Q
period 2008-09-27
CAGLES INC
filed 2008-11-12
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

  Large accelerated filer   _____          Accelerated filer   _____             Non-accelerated filer    ___            Smaller reporting company   _ X__      .

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                            Yes          X    No

The Registrant had 4,661,713 shares of Class A Common Stock, outstanding as of September 27, 2008.

PART 1.  FINANCIAL INFORMATION

Item1. Financial Statements

Cagle's, Inc. & Subsidiary
Condensed Consolidated Balance Sheets
September 27, 2008 (Unaudited) and March 29, 2008 (Audited)
(In Thousands, Except Par Value)

	September 27, 2008	March 29, 2008
Assets
Current assets
Cash and cash equivalents	$1,600	$1,279
Trade accounts receivable, less allowance for doubtful accounts
of $178 and $638 in 2009 and 2008, respectively	15,870	14,015
Inventories	29,162	30,728
Other current assets	603	398
Total current assets	47,235	46,420

Property, plant and equipment, at cost:
Land	1,976	1,976
Buildings and improvements	59,439	59,199
Machinery, furniture and equipment	41,661	40,682
Vehicles	4,670	4,656
Construction in progress	344	1,310
	108,090	107,823
Less accumulated depreciation	69,838	68,563
Property, plant and equipment, net	38,252	39,260

Other assets
Long-term refundable income taxes	3,084	-
Deferred income taxes	3,134	3,134
Deferred financing costs, net	148	41
Other assets	2,811	3,119
Total other assets	9,177	6,294
Total assets	$94,664	$91,974

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$2,393	$2,269
Accounts payable	21,015	16,025
Accrued expenses	4,261	4,618
Deferred income taxes	924	3,311
Total current liabilities	28,593	26,223

Long-term debt, less current maturities	31,568	20,924

Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 9,000 shares authorized, 4,662 and 4,664 shares
issued and outstanding at 9/27/08 and 3/29/08, respectively	4,662	4,664
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	3,648	3,657
Retained earnings	27,677	36,156
Accumulated other comprehensive income/(loss)	(1,404)	430
Total stockholders' equity	34,503	44,827
Total liabilities and stockholders' equity	$94,664	$91,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary
Condensed Consolidated Statements of Income
For the 13 and 26 weeks ended September 27, 2008
For the 13 and 26 weeks ended September 29, 2007
(In Thousands, except per share data) (Unaudited)

	13 wks ended	13 wks ended	26 wks ended	26 wks ended
	9/27/2008	9/29/2007	9/27/2008	9/29/2007

Net sales	$75,632	$76,067	$152,553	$147,929
Costs and expenses:
Cost of sales	79,702	69,527	157,279	135,187
Selling and delivery	2,355	2,276	4,687	4,405
General and administrative	1,532	1,759	2,724	3,117
Other general expenses	0	6	0	(22)
Total costs and expenses	83,589	73,568	164,690	142,687

Income (loss) from operations	(7,957)	2,499	(12,137)	5,242

Other income (expense):
Interest expense	(606)	(356)	(1,095)	(724)
Other income, net	(4)	58	(16)	82
Income (loss) before income taxes	(8,567)	2,201	(13,248)	4,600

Income taxes provision (benefit)	(3,084)	826	(4,769)	1,690
Net income (loss)	$(5,483)	$1,375	$(8,479)	$2,910

Weighted average shares outstanding
-Basic	4,662	4,667	4,662	4,667
-Diluted	4,662	4,667	4,662	4,667

Net income (loss) per common share
-Basic	$(1.18)	$0.29	$(1.82)	$0.62
-Diluted	$(1.18)	$0.29	$(1.82)	$0.62
Dividends per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
For the 26 weeks ended September 27, 2008 and September 29, 2007
(In Thousands) (Unaudited)

	9/27/2008	9/29/2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,479)	$2,910

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	1,986	1,903
Amortization	33	7
Gain on sale of property, plant and equipment	-	(28)
Deferred income taxes expense (benefit)	(5,471)	347
Changes in operating assets and liabilities
Trade accounts receivable, net	(1,855)	(380)
Inventories	1,566	(3,372)
Refundable income taxes	-	1,689
Other current assets	(2,038)	(749)
Accounts payable	4,990	2,943
Accrued expenses	(357)	1,211
Net cash provided (used) by operating activities	(9,625)	6,481
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(904)	(2,271)
Proceeds from sale of property, plant and equipment	-	28
Increase in other assets	296	(182)
Net cash provided by (used in) investing activities	(608)	(2,425)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving line of credit	(35,625)	-
Proceeds from revolving line of credit	47,450	-
Payments of long-term debt	(1,131)	(1,029)
Payments of deferred financing costs	(128)	-
Repurchase of stock	(12)	(183)
Net cash provided (used) in financing activities	10,554	(1,212)
Net increase (decrease) in cash and cash equivalents	321	2,844
Cash and cash equivalents at beginning of year	1,279	3,499
Cash and cash equivalents at end of year	$1,600	$6,343
Supplementary disclosures of cash flow information
Cash paid during the period for interest	$1,026	$353
Income taxes paid (refunded), net	(108)	-

Supplementary disclosure of non-cash activities
Assets acquired pursuant to capital lease obligation	$74	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cagle's, Inc. & Subsidiary

Notes to Condensed Consolidated Financial Statements

September 27, 2008   (Unaudited)

Note 1. Basis of Presentation

Interim Period Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the condensed consolidated financial position of Cagle's, Inc. and its wholly owned subsidiary Cagle Farms, Inc. (collectively, the "Company") as of September 27, 2008, and the results of their operations for the 13 and 26 weeks ended September 27, 2008 and the 13 and 26 weeks ended September 29, 2007. Results of operations for the 13 and 26 weeks ended September 27, 2008 are not necessarily indicative of results to be expected for the full fiscal year ending March 28, 2009.

The accompanying condensed consolidated balance sheet as of March 29, 2008, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements at September 27, 2008, and for the 13 and 26 weeks ended September 27, 2008 and September 29, 2007 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Although the Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the  information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended March 29, 2008. All amounts are in thousands except per share data unless noted.

The accounting policies used in preparing these financial statements are the same as those applied in the prior year, except that the Company adopted a portion of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 157 “Fair Value Measurements” as of the beginning of its 2009 fiscal year. Adoption of the SFAS No. 157 provisions as of the beginning of the 2009 fiscal year did not have an impact on the measurement of the Company’s financial assets and liabilities.

New accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133. SFAS No. 161 requires companies to disclose their objectives and strategies for using derivative instruments, whether or not their derivatives are designated as hedging instruments. The new pronouncement requires disclosure of the fair value of derivative instruments by primary underlying risk exposures (e.g. interest rate, credit, foreign exchange rate, combination of interest rate and foreign exchange rate, or overall price). It also requires detailed disclosures about the income statement impact of derivative instruments by designation as fair-value hedges, cash-flow hedges, or hedges of the foreign-currency exposure of a net investment in a foreign operation. SFAS No. 161 requires disclosure of information that will enable financial statement users to understand the level of derivative activity entered into by the company (e.g., total number of interest-rate swaps or total notional or quantity or percentage of forecasted commodity purchases that are being hedged). The principles of SFAS No. 161 may be applied on a prospective basis and are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. For the Company, SFAS No. 161 will be effective at the beginning of its 2010 fiscal year and may result in additional disclosures in notes to the Company’s consolidated financial statements.

In February 2008, the FASB issued Staff Position (FSP) FAS-157-2, which delays by one year, the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities. We plan to adopt SFAS No. 157 for non-financial assets and non-financial liabilities as of the beginning of our 2010 fiscal year. Adoption may result in additional disclosures in notes to the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 141(R) and SFAS No. 160 will be adopted by the Company at the beginning of its 2010 fiscal year. Because SFAS No. 141(R) is applied prospectively, the effect of adoption on the Company’s financial statements will depend primarily on specific transactions completed after 2008. The impact of adoption of SFAS No. 160 will depend on the materiality of any non-controlling interests that arise from future transactions.

(a) All Amounts are in thousands except per share values

Note 2.  Computation of net income per share

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks	13 Weeks	26 Weeks	26 Weeks
	ended	ended	ended	ended
	9/27/2008	9/29/2007	9/27/2008	9/29/2007
Net Income (Loss) as reported	$(5,483)	$1,375	$(8,479)	$2,910

Weighted Average Shares Outstanding

-Basic	4,662	4,667	4,662	4,667
-Diluted	4,662	4,667	4,662	4,667

Net Income (Loss) Per Common Share
-Basic	$(1.18)	$0.29	$(1.82)	$0.62
-Diluted	$(1.18)	$0.29	$(1.82)	$0.62
Dividends Per Common Share	$-	$-	$-	$-

Note 3. Inventories consisted of the following:

    (In Thousands)

	September 27, 2008	March 29, 2008
Finished Product	$5,450	$5,987
Field Inventory and Breeders	16,760	17,489
Feed, Eggs, and Medication	5,454	5,923
Supplies	1,498	1,329
	$29,162	$30,728

Note 4. Long-Term Debt

Long-term debt consists of the following:

	9/27/2008	3/29/2008
Term note payable; fixed interest rate of 7.86%, principal and interest payable monthly of $290, through maturity on April 1, 2011; secured by Collinsville plant, Dalton hatchery and Rockmart feedmill.	$15,411	$16,468

Revolving line of credit, maturing March 31, 2011, interest payable monthly, variable interest rate of LIBOR plus 3.50%; secured by accounts receivable, inventories and some fixed assets.	18,550	6,725
	33,961	23,193
Less current maturities	2,393	2,269
Long-term debt, less current maturities	$31,568	$20,924

The Company completed a new revolving line of credit agreement on September 5, 2008.  There were three primary changes to the previous Agreement: 1. The revolving credit facility is now in the amount of $21 million. 2. The covenant concerning the Borrowers’ Minimum Tangible Net Worth was reduced from $40 million to $35 million. 3. The advance rate with respect to Eligible Receivables is being increased from 60% to 70%. The maturity date of the new agreement remained March 31, 2011.

On November 3, 2008, the Company entered into an amended credit agreement retroactive to September 27, 2008 which temporarily lowered the Tangible Net Worth Requirement from $35 million to $30 million through the first quarter of fiscal 2010 (quarter ending June 27, 2009).  At any time thereafter the Borrowers’ Tangible Net Worth must not be less than $40 million.

In addition to the covenants described above, the Company must also comply with certain restrictive covenants associated with the term note payable. These covenants require the Company to maintain (1) a maximum leverage ratio (2) minimum fixed charge coverage ratio (3) minimum adjusted EBITDA and (4) capital expenditures not to exceed certain limits. The Company was in compliance with covenants at September 27, 2008.

Aggregate maturities of long-term debt during the years subsequent to September 27, 2008 are as follows:

2009	$1,157
2010	2,453
2011	30,684
$33,961

Note 5.  Significant accounting policies

Refer to the Company’s 2008 annual report on Form 10-K for a description of significant accounting policies. There have been no material changes to these accounting policies.

Note 6.  Use of Estimates

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

Note 7.  Treasury Stock

Beginning in 1990, the Board of Directors (the “Board”) authorized the purchase of up to $2.5 million of the Company’s stock on the open market.  In February 2000, the Board increased the authorized amount to $15 million.  During the 13 weeks ended September 27, 2008, the Company purchased 2,485 shares of its common stock under this program. Through September 27, 2008, 772,775 shares had been repurchased by the Company at a total cost of $10.1 million.  The Company has accounted for these shares using the retirement method.

Note 8. Cash and Cash Equivalents

The Company considers all highly liquid investments to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of September 27, 2008 and March 29, 2008, the Company had net book overdrafts of $6.99 million and $5.43 million, respectively.

Note 9.  Financial instruments

The Company is a purchaser of certain commodities, such as corn and soybean meal in the course of normal operations.  From time to time Company uses derivative financial instruments to reduce its exposure to various market risks.  Generally, contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Contracts that are designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  If a derivative instrument is a hedge, as defined by SFAS No. 133, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  The ineffective portion of an instrument's change in fair value will be immediately recognized in earnings as a component of cost of sales.  Instruments the Company holds as part of its risk management activities that do not meet the criteria for hedge accounting, as defined by SFAS No. 133, as amended, are marked to fair value with unrealized gains or losses reported currently in earnings.

Derivative products related to grain procurement such as futures and option contracts that meet the criteria for SFAS No. 133 hedge accounting, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities sales and procurement.  The Company does not purchase derivative products related to grain procurement or in excess of its physical grain consumption requirements and poultry sale expectations. The Company had no open positions at September 27, 2008.

Note 10.  Comprehensive income

Comprehensive income includes net earnings and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for all periods presented consists of fair value adjustments associated with cash flow hedges pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and adjustments for net experience losses.

	13 Weeks ended		26 Weeks ended
	9/27/2008	9/29/2007	9/27/2008	9/29/2007
Net earnings	$(5,483)	$1,375	$(8,479)	$2,910
Cash flow hedges	(4,461)	-	(3,263)	-
Reclassification to net earnings	7	-	1,070	-
Tax (expense) or benefit	1,604	-	790	-
Total comprehensive income (loss)	$(8,333)	$1,375	$(9,882)	$2,910

Note 11. Income Taxes

Income tax benefit was ($3.1) million, or 36.0% of pre-tax income in the second quarter of 2009. Income tax expense in the second quarter of 2008 was $.9 million, or 38% of pre-tax income. Income tax benefit was ($4.8) million, or 36.0% of pre-tax income 26 weeks ended September 27, 2008. Income tax expense for the 26 weeks ended September 29, 2007 was $1.7 million, or 37% of pre-tax income. The provision for income taxes reflects the Company's estimated liability for income taxes, net of any credits to which the Company may be entitled.

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on April 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax provision is required to meet before being recognized in the consolidated financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, disclosure and transition. The Company had no significant unrecognized tax benefits at the date of adoption or at September 27, 2008. Accordingly, the Company does not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after 2004 remain open to examination by federal and state jurisdictions to which the Company is subject.

Note 12. New Accounting Standards

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

In October, 2008, the FASB, issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. 157-3 clarifies the application of FASB No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As stated above, FASB Staff Position FAS 157-2, Effective Date FASB Statement No. 157, delayed the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of FAS 157-3 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate adoption to significantly impact our consolidated financial statements.

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

Results of Operations

Eviscerated pounds for the second quarter were down (4.1)% compared to the previous quarter, down (3.7)% compared to the same period a year ago and up .3% for the 26 weeks.. Revenues for the second quarter were $75.6 million, down (0.6)%, as a result of lower market prices, even though 4.0% greater pounds were marketed for the second quarter and 8.5% for the 26 weeks, revenues were up 3.1% for the 26 weeks as 8.5% greater pounds were marketed. For the quarter, net income was a loss of $(5.5) million or ($1.18) per diluted share as compared to a profit of $1.4 million or $.29 per diluted share for the second quarter of fiscal 2008, for the 26 weeks net income was a loss of $(8.5) million or ($1.82) per diluted share as compared to a profit of $2.9 million or $.62 per diluted share for the first 26 weeks of fiscal 2008.

	% Change	% Change	% Change
	2nd qtr. 09 vs	2nd qtr. 09 vs	26 Wks. 09 vs
	1st qtr. 09	2nd qtr. 08	26 Wks. 08
Head Slaughtered	(0.2)%	(0.1)%	0.3%
Eviserated Pounds	(4.1)%	(3.7)%	(1.4)%
Sales Pounds	(4.3)%	4.0%	8.5%

Quoted market prices for products for the second quarter of fiscal 2009 versus the same period last quarter and last year fluctuated as follows.

	% Change	% Change	% Change
	2nd qtr. 09 vs	2nd qtr. 09 vs	26 Wks. 09 vs
	1st qtr. 09	2nd qtr. 08	26 Wks. 08
Tenders	(11.5)%	(19.0)%	(9.8)%
Wings	(5.3)%	(26.6)%	(22.2)%
Drums	5.6%	0.2%	10.9%
Boneless Breast	(12.2)%	(21.2)%	(8.6)%
Boneless Thigh	2.6%	14.8%	9.8%
Leg Quarters	14.6%	13.1%	13.3%
Whole Bird without Giblets	(11.4)%	(3.0)%	4.5%

Cost of sales for the second quarter of fiscal 2009 increased 14.6% as compared with the same period last year, from $69.5 million to $79.7 million and 16.3% for the 26 weeks as compared to the same period last year. Feed costs for broilers processed in the second quarter of 2009 which represents 43% of the total cost of sales, increased 53.7% as compared to the second quarter of 2008 and 48.3% for the 26 weeks as compared to the same period last year. Diesel fuel prices increased 51% as compared with the second quarter last year and 49.6% for the 26 weeks as compared to the same period last year. Diesel prices decreased (2)% as compared with the first quarter of this year.

	% Change	% Change	% Change
	2nd qtr. 09 vs	2nd qtr. 09 vs	26 Wks. 09 vs
	1st qtr. 09	2nd qtr. 08	26 Wks. 08
Manufactured Feed Cost	6.5%	53.1%	47.8%
Feed Cost Broilers Sold	8.5%	53.7%	48.3%
Diesel Fuel	(2.1)%	51.2%	49.6%

Grain costs are being moderated by the current worldwide economic environment with ethanol, export and feed demand all being reduced. It appears that the corn crop will be the second largest in history, supportive of reasonable cost to grow our broilers. Egg sets are the lowest in the last five years which should help better balance our industry’s supply with today’s reduced protein demand resulting in improved prices for our product.  Many of our customers have requested that we price them based on feed ingredient cost which they direct us to price for their benefit. To reduce Cagle's risk for these agreements we may choose to price those feed cost through either the Chicago Board of Trade or through future pricing agreements with major grain companies.

Selling and Delivery

As a group these expenses increased 3.4% and 6.4% for the 13 and 26 weeks ended September 27, 2008 versus the 13 and 26 weeks ended September 29, 2007; this is representative of increases in energy costs, freight costs and outside storage expenses.

Administrative Expenses

This group saw a reduction of (12.9)% and (12.6)% for the 13 and 26 weeks ended September 27, 2008 versus the 13 and 26 weeks ended September 29, 2007; this is the result of a reduction of bad debt reserves, payroll and legal costs; however; increased costs associated with compliance with Sarbanes-Oxley Section 404 were experienced.

Interest Expense

Interest expense for the 13 and 26 weeks ended September 27, 2008 versus the 13 and 26 weeks ended September 29, 2007 increased by 70% and 51% respectively. This is reflective of increased borrowings.

Other Income

Other Income for the 13 and 26 weeks ended September 27, 2008 represents the change in value of marketable securities. Other income during the 13 and 26 weeks ended September 29, 2007 represents interest income.

Income Taxes

Income tax benefit was ($3.1) million, or 36.0% of pre-tax income in the second quarter of 2009. Income tax expense in the second quarter of 2008 was $.9 million, or 38% of pre-tax income. Income tax benefit was ($4.8) million, or 36.0% of pre-tax income 26 weeks ended September 27, 2008. Income tax expense for the 26 weeks ended September 29, 2007 was $1.7 million, or 37% of pre-tax income. The provision for income taxes reflects the Company's estimated liability for income taxes, net of any credits to which the Company may be entitled. The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on April 1, 2007. This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. The Company has not recorded a liability for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes in unrecognized tax benefits as of June 28, 2008. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded interest and penalties for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes as of June 28, 2008. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns for 2004 through the current period remain subject to examination and the relevant state statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax.

Financial Condition

As of September 27, 2008, the Company's working capital was $19 million and its current ratio was 1.65. The Company’s working capital at March 29, 2008 was $20 million and its current ratio was 1.77. The Company has increased long term debt by $8.6 million during the 13 weeks ended September 27, 2008. The Company has spent $1 million on capital projects in the first six months of fiscal 2009. The Company has remaining availability of $2.5 million on its revolving credit facility, as of September 27, 2008.  The Company completed a new revolving line of credit agreement on September 5, 2008.  There were three primary changes to the previous Agreement: 1. The revolving credit facility is now in the amount of $21 million. 2. The covenant concerning the Borrowers’ Minimum Tangible Net Worth was reduced from $40 million to $35 million. 3. The advance rate with respect to Eligible Receivables is being increased from 60% to 70%. The maturity date of the new agreement remained March 31, 2011.

On November 3, 2008, the Company entered into an amended credit agreement retroactive to September 27, 2008 which temporarily lowered the Tangible Net Worth Requirement from $35 million to $30 million through the first quarter of fiscal 2010 (quarter ending June 27, 2009).  At any time thereafter the Borrowers’ Tangible Net Worth must not be less than $40 million. In addition to the covenants described above, the Company must also comply with certain restrictive covenants associated with the term note payable. These covenants require the Company to maintain (1) a maximum leverage ratio (2) minimum fixed charge coverage ratio (3) minimum adjusted EBITDA and (4) capital expenditures not to exceed certain limits.  The Company was in compliance with covenants at September 27, 2008

We believe that our cash flow provided by operations will be strained to cover our fiscal 2009 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions.  We may elect to finance certain capital expenditure requirements through borrowings under our credit facilities or operating leases.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported. The following accounting policies involve “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Property, Plant and Equipment.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 144),  the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) future cash flow estimates expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations, and estimated salvage values, and (ii) estimated fair market value of the assets.

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

Significant Changes in Consumer Buying Patterns

Adverse local economic conditions or shifts in shopping preferences, are a factor affecting our business. Growing and increasing the profitability of our business is dependent upon our ability to retain existing customers and acquire new customers, enabling us to more effectively utilize our fixed assets. Our ability to achieve these goals is dependent, in part, upon our ability to continue to provide a high level of customer service, offer competitive products at attractive prices, maintain high levels of productivity and efficiency, particularly in the process of integrating new customers. If we are unable to execute these tasks effectively, we may not be able to attract significant numbers of new customers and attrition among our existing customer base could increase, either or both of which could have an adverse impact on our revenue and profitability. Our results of operations may be adversely impacted if we are unable to attract significant numbers of new customers.

Concentration of Credit Risk

The Company deposits its cash with financial institutions which have Federal Deposit Insurance Corporation (FDIC) depository insurance, which insures bank balances up to $100,000 per bank.  At September 27,2008, the Company’s cash balances in FDIC insured bank accounts totaled approximately $1.6 million which exceeds the Federal Deposit Insurance Corporation limit of $100,000.

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

A number of material weaknesses were identified in the Company’s report on 10-K for the year ending March 29, 2008.  Most of the weaknesses were the result of insufficient documentation of existing systems and controls related to these systems.  In addition, one capital purchase which was partly paid for by an outside party was not approved through the required process, and in one case, blank check stock (prior to being imprinted with account numbers) was not properly secured.  Management verified that none of the specific issues discovered affected the Company’s financial statements.

In response to these issues, senior management dedicated additional resources and took additional steps to strengthen its control processes and procedures to ensure that these internal control deficiencies do not result in a material misstatement of the Consolidated Financial Statements.  Specifically, management implemented the following corrective actions as well as additional procedures:

•   Revised standard policies, procedures, and controls in order to ensure that all are fully documented

•   Reviewed capital purchase procedures with appropriate staff, emphasizing that there are no exceptions

•   Reviewed procedures for securing bank stock with appropriate staff to insure future compliance

Management discussed its corrective actions and plans with the Audit Committee, and believes the actions outlined have corrected the deficiencies in internal controls noted above.

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

None.

Item 5. Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

  3.1 Articles of Incorporation of the Registrant. (2)

  3.2 Bylaws of the Registrant. (2)

14.1 Code of Ethics (3)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (1)

31.1 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002  (1)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350  (1)

32.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350  (1)

-------------

(1) Filed herewith.

(2) Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarter ended October 2, 2004.

(3) Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the year ended April 3, 2004.

(b) Reports on Form 8-K

     1. The Company filed an 8-K on August 5, 2008, to furnish a press release announcing its results of operations for the first quarter of 2009.

     2. The Company filed an 8-K on September 05, 2008, announcing the signing of an Amended and Restated Revolving Line of Credit and Security Agreement, effective as of September 04, 2008.

     3. The Company filed an 8-K on November 3, 2008, announcing the signing of the first amendment to the Amended and Restated

         Revolving Line of Credit and Security Agreement, effective as of September 27, 2008.

     4. The Company filed an 8-K on November 4, 2008, to furnish a press release announcing its results of operations for the second quarter of 2009.

No other reports on Form 8-K were filed during the second quarter of 2009 or in the subsequent interim period between September 27, 2008 and the date of this filing.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  11/10/2008

/s/   J. Douglas Cagle                   /s/ Mark M. Ham IV

Chairman and C.E.O.                  Executive Vice President & Chief Financial Officer