Form 10-Q
period 2009-01-03
CAGLES INC
filed 2009-02-17
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 03, 2009

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

  Large accelerated filer   _____          Accelerated filer   _____             Non-accelerated filer    ___            Smaller reporting company   _ X__      .

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                            Yes          X    No

The Registrant had 4,579,046 shares of Class A Common Stock, outstanding as of January 03, 2009.

PART 1.  FINANCIAL INFORMATION

Item1. Financial Statements

Cagle's, Inc. & Subsidiary
Consolidated Balance Sheets
January 3, 2009 and March 29, 2008
(In Thousands, Except Par Value)
	(Unaudited)	(Audited)
	January 3, 2009	March 29, 2008
Assets
Current assets
Cash and cash equivalents	$1,649	$1,279
Trade accounts receivable, less allowance for doubtful accounts
of $178 and $638 in 2009 and 2008, respectively	13,442	14,015
Inventories	27,472	30,728
Other current assets	526	398
Total current assets	43,089	46,420

Property, plant and equipment, at cost:
Land	1,976	1,976
Buildings and improvements	59,439	59,199
Machinery, furniture and equipment	41,733	40,682
Vehicles	4,678	4,656
Construction in progress	626	1,310
	108,452	107,823
Less accumulated depreciation	70,945	68,563
Property, plant and equipment, net	37,507	39,260

Other assets
Deferred income taxes	7,635	3,134
Deferred financing costs, net	125	41
Other assets	1,570	3,119
Total other assets	9,330	6,294
Total assets	$89,926	$91,974

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$2,440	$2,269
Accounts payable	20,259	16,025
Accrued expenses	4,292	4,618
Deferred income taxes	1,067	3,311
Total current liabilities	28,058	26,223

Long-term debt, less current maturities	29,640	20,924

Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 9,000 shares authorized, 4,658 and 4,664 shares
issued and outstanding at 1/03/09 and 3/29/08, respectively	4,658	4,664
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	3,641	3,657
Retained earnings	25,158	36,156
Accumulated other comprehensive income (loss)	(1,149)	430
Total stockholders' equity	32,228	44,827
Total liabilities and stockholders' equity	$89,926	$91,974

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary
Condensed Consolidated Statements of Income (Loss)
For the 14 and 40 weeks ended January 03, 2009
For the 13 and 39 weeks ended December 29, 2007
(In Thousands, except per share data)
(Unaudited)

	14 wks ended	13 wks ended	40 wks ended	39 wks ended
	1/3/2009	12/27/2007	1/3/2009	12/29/2007

Net sales	$73,526	$66,920	$226,078	$214,849
Costs and expenses:
Cost of sales	72,905	65,774	230,184	200,961
Selling and delivery	2,138	2,169	6,825	6,574
General and administrative	1,737	1,462	4,460	4,557
Total costs and expenses	76,780	69,405	241,469	212,092

Income (loss) from operations	(3,254)	(2,485)	(15,391)	2,757

Other income (expense):
Interest expense	(593)	(346)	(1,688)	(1,069)
Other income (expense), net	(2)	41	(18)	122
Income (loss) before income taxes	(3,849)	(2,790)	(17,097)	1,810

Income taxes provision (benefit)	(1,329)	(1,021)	(6,098)	668
Net income (loss)	$(2,520)	$(1,769)	$(10,999)	$1,142

Weighted average shares outstanding
-Basic	4,658	4,664	4,658	4,664
-Diluted	4,658	4,664	4,658	4,667

Net income (loss) per common share
-Basic	$(0.54)	$(0.38)	$(2.36)	$0.24
-Diluted	$(0.54)	$(0.38)	$(2.36)	$0.24
Dividends per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Statements of Cash Flows
For the 40 weeks ended January 3, 2009 and the 39 weeks ended December 29, 2007
(In Thousands) (Unaudited)

	1/3/2009	12/29/2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,999)	$1,142

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	3,094	2,843
Amortization	56	10
Gain on sale of property, plant and equipment	-	(41)
Deferred income taxes expense (benefit)	(6,745)	-
Changes in operating assets and liabilities
Trade accounts receivable, net	573	(300)
Inventories	3,256	(2,465)
Refundable income taxes	-	1,050
Other current assets	(1,707)	(524)
Accounts payable	4,234	1,181
Accrued expenses	(325)	510
Net cash provided (used) by operating activities	(8,563)	3,406
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,267)	(2,731)
Proceeds from sale of property, plant and equipment	-	47
Proceeds from redemption of life insurance	1,241	-
Increase in other assets	296	-
Net cash provided by (used in) investing activities	270	(2,684)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) on revolving line of credit	(57,425)	-
Proceeds from issuance of long-term debt	67,876	-
Payments of long-term debt	(1,638)	(1,557)
Payments of deferred financing costs	(128)	-
Repurchase of stock	(22)	(183)
Net cash used in financing activities	8,663	(1,740)
Net increase (decrease) in cash and cash equivalents	370	(1,018)
Cash and cash equivalents at beginning of year	1,279	3,499
Cash and cash equivalents at end of year	$1,649	$2,481
Supplementary disclosures of cash flow information
Cash paid during the period for interest	$1,026	$1,069
Income taxes paid (refunded), net	(108)	-

Supplementary disclosure of non-cash activities
Assets acquired pursuant to capital lease obligation	$74	$-

The accompanying notes are an integral part of these consolidated financial statements.

Cagle's, Inc. & Subsidiary

Notes to Condensed Consolidated Financial Statements

January 03, 2009   (Unaudited)

Note 1. Basis of Presentation

Interim Period Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the condensed consolidated financial position of Cagle's, Inc. and its wholly owned subsidiary Cagle Farms, Inc. (collectively, the "Company") as of January 3, 2009, and the results of their operations for the 14 and 40 weeks ended January 3, 2009 and the 13 and 39 weeks ended December 29, 2007. Results of operations for the 14 and 40 weeks ended January 3, 2009 are not necessarily indicative of results to be expected for the full fiscal year ending March 28, 2009.

The accompanying condensed consolidated balance sheet as of March 29, 2008, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements at January 3, 2009, and for the 14 and 40 weeks ended January 3, 2009 and or the 13 and 39 weeks ended December 29, 2007 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Although the Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the  information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended March 29, 2008. All amounts are in thousands except per share data unless noted.

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

In February 2008, the FASB issued Staff Position (FSP) FAS-157-2, which delays by one year, the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities. We plan to adopt SFAS No. 157 for non-financial assets and non-financial liabilities as of the beginning of our 2010 fiscal year. Adoption will not result in additional disclosures in notes to the Company’s consolidated financial statements.

Note 2.  Computation of net income per share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	14 Weeks	13 Weeks	40 Weeks	39 Weeks
	ended	ended	ended	ended
	1/3/2009	12/29/2007	1/3/2009	12/29/2007
Net Income (Loss) as reported	$(2,520)	$(1,769)	$(10,999)	$1,142

Weighted Average Shares Outstanding
-Basic	4,658	4,664	4,658	4,664
-Diluted	4,658	4,664	4,658	4,667

Net Income (Loss) Per Common Share
-Basic	$(0.54)	$(0.38)	$(2.36)	$0.24
-Diluted	$(0.54)	$(0.38)	$(2.36)	$0.24
Dividends Per Common Share	$-	$-	$-	$-
All Amounts are in thousands except per share values

Note 3. Inventories consisted of the following:

    (In Thousands)

	January 3, 2009	March 29, 2008
Finished Product	$5,863	$5,987
Field Inventory and Breeders	15,077	17,489
Feed, Eggs, and Medication	5,222	5,923
Supplies	1,310	1,329
	$27,472	$30,728

Note 4. Long-Term Debt

Long-term debt consists of the following:

	1/3/2009	3/29/2008
Term note payable; fixed interest rate of 7.86%, principal and interest payable monthly of $290, through maturity on April 1, 2011; secured by Collinsville plant, Dalton hatchery and Rockmart feedmill.	$14,830	$16,468

Revolving line of credit, maturing March 31, 2011, interest payable monthly, variable interest rate of LIBOR plus 3.50%; secured by accounts receivable, inventories and Atlanta and Pine Mt. facilities.	17,250	6,725
	32,080	23,193
Less current maturities	2,440	2,269
Long-term debt, less current maturities	$29,640	$20,924

The Company completed a new revolving line of credit agreement on September 5, 2008.  There were three primary changes to the previous Agreement: 1. An increase in the capacity of the revolving credit facility to $21 million. 2. The covenant concerning the Borrowers’ Minimum Tangible Net Worth was reduced from $40 million to $35 million. 3. The advance rate with respect to Eligible Receivables is being increased from 60% to 70%. The maturity date of the new agreement remained March 31, 2011.

On November 3, 2008, the Company entered into an amended credit agreement retroactive to September 27, 2008 which temporarily lowered the Tangible Net Worth Requirement from $35 million to $30 million through the first quarter of fiscal 2010 (quarter ending June 27, 2009).  At any time thereafter the Borrowers’ Tangible Net Worth must not be less than $40 million.

On January 29, 2009, the Company entered into an amended credit agreement, effective as of that date. There are eight primary changes to the existing Agreement between the parties: 1. An increase in the capacity of the revolving credit facility to $25,150,000. 2.  The creation of a Supplemental Revolving Master Note in the principal amount of $4,150,000 and maturing on October 31, 2009. 3.  The addition of the right to obtain letters of credit issued by Lender in favor of third Persons in face principal amounts not exceeding $1,000,000 at any time outstanding. 4.  The limiting of Borrowers’ rights to obtain Letters of Credit issued by Lender only pursuant to such Supplemental Revolving Master Note and only when Borrowers have Available Revolving Credit (which will be determined by including in the definition thereof both the unpaid principal amount of all unpaid Revolving Loans and also the aggregate face principal amount of all outstanding Letters of Credit).  5.  Additions of the limitations of the Borrowers’ rights to obtain Revolving Loans pursuant to the Supplemental Revolving Master Note only when Lender has fully advanced the entire $21,000,000 principal amount of the Primary Revolving Master Note and Borrowers also still have Available Revolving Credit. 6.  The addition of the collateral consisting of Cagle’s processing plant located in Pine Mountain Valley, Georgia. 7.  The advance rate with respect to Eligible Inventories is being increased from 40% to 60% and the advance rate with respect to Eligible Receivables is being increased from 70% to 80%. 8.  The interest rates were modified by the following provisions: (a)  Interest will accrue on the unpaid principal balance of the Revolving Loans, from time to time outstanding, evidenced by the Primary Revolving Master Note at the Libor Variable Rate plus 3.50% (350 basis points). (b)  Interest will accrue on the unpaid principal balance of the Revolving Loans, from time to time outstanding, evidenced by the Supplemental Revolving Master Note at the Libor Variable Rate plus 5.00% (500 basis points).

In addition to the covenants described above, the Company must also comply with certain restrictive covenants associated with the term note payable. These covenants require the Company to maintain (1) a maximum leverage ratio (2) minimum fixed charge coverage ratio (3) minimum adjusted EBITDA and (4) capital expenditures not to exceed certain limits. The Company was in compliance with covenants at January 3, 2009.

Aggregate maturities of long-term debt during the years subsequent to January 3, 2009 are as follows:

2009	$593
2010	2,491
2011	28,996
$32,080

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

Note 7.  Treasury Stock

Beginning in 1990, the Board of Directors (the “Board”) authorized the purchase of up to $2.5 million of the Company’s stock on the open market.  In February 2000, the Board increased the authorized amount to $15 million.  During the 14 weeks ended January 3, 2009, the Company purchased 3,777 shares of its common stock under this program. During the 40 weeks ended January 3, 2009, the Company purchased 6,352 shares of its common stock under this program for an aggregate purchase price of $22 thousand. Through January 3, 2009, 776,642 shares had been repurchased by the Company at a total cost of $10.1 million.  The Company has accounted for these shares using the retirement method.

Note 8. Cash and Cash Equivalents

The Company considers all highly liquid investments to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are recorded in accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of January 3, 2009 and March 29, 2008, the Company had net book overdrafts of $6.8 million and $5.4 million, respectively.

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

Derivative products related to grain procurement such as futures and option contracts that meet the criteria for SFAS No. 133 hedge accounting, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities sales and procurement.  The Company does not purchase derivative products related to grain procurement or in excess of its physical grain consumption requirements and poultry sale expectations. The Company had no open positions at January 3, 2009.

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

	14 Weeks	13 Weeks	40 Weeks	39 Weeks
	1/3/2009	12/29/2007	01/03/09	12/29/2007
Net earnings	$(2,520)	$(1,769)	$(10,999)	$1,141
Cash flow hedges	(397)	-	(2,866)	-
Reclassification to net earnings	(396)	-	673	-
Tax (expense) or benefit	143	-	647	-
Total comprehensive income (loss)	$(3,170)	$(1,769)	$(12,545)	$1,141

Note 11. Income Taxes

Income tax benefit was ($1.3) million, or 34.5% of pre-tax income in the third quarter of 2009. Income tax benefit in the third quarter of 2008 was ($1.0) million, or 36.6% of pre-tax income. Income tax benefit was ($6.1) million, or 35.7% of pre-tax income for the 40 weeks ended January 3, 2009. Income tax expense for the 39 weeks ended December 27, 2007 was $.7 million, or 37% of pre-tax income.

The provision for income taxes reflects the Company's estimated liability for income taxes, net of any credits to which the Company may be entitled.

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on April 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax provision is required to meet before being recognized in the consolidated financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, disclosure and transition. The Company had no significant unrecognized tax benefits at the date of adoption or at January 3, 2009. Accordingly, the Company does not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after 2004 remain open to examination by federal and state jurisdictions to which the Company is subject.

Note 12. New Accounting Standards

We adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157) and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (FAS 159).  See Note 9, Fair Value Measurements, for the impact of this adoption.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  The implementation of FAS 157 will have a material impact on the financial statements.

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

Effective the beginning of fiscal 2008, the corporation implemented SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which allows companies the option to report selected financial assets and financial liabilities at fair value. The adoption of SFAS 159 had no impact on the consolidated financial statements as the corporation did not elect the fair value option.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The disclosures in this quarterly report are complementary to those made in the company’s 2008 annual report on Form 10-K.

Results of Operations

(Note that this discussion relates to the 14 and 40 weeks ended January 03, 2009 and for the 13 and 39 weeks ended December 29, 2007)

Eviscerated pounds for the third quarter 2009 (14wks) were down (1.2)% compared to the previous quarter (13wks), and down (2.3)% when compared to the same period a year ago and down (.7)% for the 40 weeks ended January 3, 2009 versus the 39 weeks ended December 27, 2008. Revenues for the third quarter of 2009 were $73.5 million. Revenues increased when compared to the same quarter a year ago, a result of an additional week in the quarter ended January 3, 2009 versus the quarter ended December 27, 2008.  Market prices continued lower when compared to the previous quarter and the same quarter a year ago. Tonnage marketed decreased (3.7)% for the third quarter, when compared to the second quarter, even though the current quarter contained an additional weeks activity. Revenues increased 9.9% for the 40 week third quarter when compared to the 39 weeks in the third quarter. For the quarter, net income was a loss of $(2.5) million or $(.54) per diluted share as compared to a loss of $(1.8) million or $(.38) per diluted share for the third quarter of fiscal 2008, for the 40 weeks net income was a loss of $(11.0) million or $(2.36) per diluted share as compared to a profit of $1.1 million or $.24 per diluted share for the first 39 weeks of fiscal 2008.

	% Change	% Change	% Change
	3rd qtr. 09 (14wks) vs	3rd qtr. 09 (14wks) vs	YTD 09 (40wks) vs
	2nd qtr. 09 (13 wks)	3rd qtr. 08 (13wks)	YTD 08 (39 wks)
Head Slaughtered	(2.3)%	(1.8)%	(0.7)%
Eviscerated Pounds	(0.1)%	(2.3)%	(1.7)%
Sales Pounds	(3.7)%	(1.4)%	5.1%

Quoted market prices for products for the third quarter of fiscal 2009 versus the same period last quarter and last year fluctuated as follows.

	% Change	% Change	% Change
	3rd qtr. 09 vs	3rd qtr. 09 vs	YTD 09 vs
	2nd qtr. 09	3rd qtr. 08	YTD 08
Tenders	-5.1%	-2.3%	-15.6%
Wings	19.5%	1.7%	-18.1%
Drums	-20.0%	-3.3%	1.9%
Boneless Breast	-13.3%	-15.1%	-16.1%
Boneless thigh	-16.0%	-6.1%	5.5%
Leg Quarters	-31.7%	-12.3%	1.4%
Whole Bird without Giblets	2.3%	25.5%	5.1%

Cost of sales for the 14 week third quarter of fiscal 2009 increased 10.8% as compared with the 13 week third quarter last year and 14.5% for the 40 weeks as compared to the 39 week period last year. Feed costs for broilers processed in the third quarter of 2009 which represents 43% of the total cost of sales, increased 22% as compared to the third quarter of 2008 and increased 39.0% when compared over the year to date period last year.

	% Change	% Change	% Change
	3rd qtr. 09 vs	3rd qtr. 09 vs	YTD 09 vs
	2nd qtr. 09	3rd qtr. 08	YTD 08
Manufactured Feed Cost	-19.4%	14.0%	36.0%
Feed Cost Broilers Sold	-18.3%	22.2%	39.4%

Feed ingredient costs have increased for the 40 weeks ending January 3, 2009 versus the 39 weeks ended December 27, 2007. Cagle’s third quarter 2009 feed costs for broilers sold have decreased 18% as compared to our second quarter 2009. As we move into our fourth quarter the trend continues to reflect this decreasing cost of feed. Our industry and Cagle’s continue to attempt to balance the supply and demand for our products, reflected in reduced egg sets of 6.6% (Oct – Dec 2008 NASS Report), with the anticipated result of improved protein markets. Improved markets coupled with the aforementioned reduced feed cost are expected to return the company to profitability in early 2009.

Selling and Delivery

As a group these expenses decreased (1.4)% and increased 3.8% for the 14 and 40 weeks ended January 3, 2009 versus the 13 and 39 weeks ended December 27, 2007; this is representative of increases in promotional expenses.

Administrative Expenses

This group saw a increase of 18.8% for the 14 weeks ended January 3, 2009 versus the 13 weeks ended December 27, 2007 this was due to payroll related costs. A reduction (2.1)% for the 40 weeks ended January 3, 2009 versus the 39 weeks ended December 27, 2007; this is the result of a reduction in changes for bad debt expenses.

Interest Expense

Interest expense for the 14 and 40 weeks ended January 3, 2009 versus the 13 and 39 weeks ended December 27, 2007 increased 71.6% and 57.9% respectively. This is reflective of increased borrowings.

Other Income

Other Income for the 14 and 40 weeks ended January 03, 2009 and for the 13 and 39 weeks ended December 29, 2007 represents interest income.

Income Taxes

Income tax benefit was ($1.3) million, or 34.5% of pre-tax income in the third quarter of 2009. Income tax benefit in the third quarter of 2008 was $1.0 million, or 36.6% of pre-tax income. Income tax benefit was ($6.1) million, or 35.7% of pre-tax income 40 weeks ended January 3, 2009. Income tax expense for the 39 weeks ended December 27, 2007 was $.7 million, or 37% of pre-tax income. The provision for income taxes reflects the Company's estimated liability for income taxes, net of any credits to which the Company may be entitled. The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on April 1, 2007. This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. The Company has not recorded a liability for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes in unrecognized tax benefits as of January 3, 2009. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded interest and penalties for unrecognized tax benefits as a result of the adoption of FIN 48 and there have been no changes as of January 3, 2009. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s federal income tax returns for 2004 through the current period remain subject to examination and the relevant state statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax.

Financial Condition

As of January 03, 2009, the Company's working capital was $15 million and its current ratio was 1.54. The Company’s working capital at March 29, 2008 was $20 million and its current ratio was 1.77. The Company has increased long term debt by $8.9 million during the 40 weeks ended January 03, 2009. The Company has spent $1.3 million on capital projects in the first nine months of fiscal 2009. The Company has remaining availability of $2.5 million on its revolving credit facility, as of January 03, 2009.  The Company completed a new revolving line of credit agreement on September 5, 2008.  There were three primary changes to the previous Agreement: 1. The revolving credit facility is now in the amount of $21 million. 2. The covenant concerning the Borrowers’ Minimum Tangible Net Worth was reduced from $40 million to $35 million. 3. The advance rate with respect to Eligible Receivables is being increased from 60% to 70%. The maturity date of the new agreement remained March 31, 2011.

On November 3, 2008, the Company entered into an amended credit agreement retroactive to September 27, 2008 which temporarily lowered the Tangible Net Worth Requirement from $35 million to $30 million through the first quarter of fiscal 2010 (quarter ending June 27, 2009).  At any time thereafter the Borrowers’ Tangible Net Worth must not be less than $40 million. In addition to the covenants described above, the Company must also comply with certain restrictive covenants associated with the term note payable. These covenants require the Company to maintain (1) a maximum leverage ratio (2) minimum fixed charge coverage ratio (3) minimum adjusted EBITDA and (4) capital expenditures not to exceed certain limits.  The Company was in compliance with covenants at September 27, 2008

On January 29, 2009, the Company entered into an amended credit agreement, effective as of that date. There are eight primary changes to the existing Agreement between the parties: 1. An increase in the capacity of the revolving credit facility to $25,150,000. 2.  The creation of a Supplemental Revolving Master Note in the principal amount of $4,150,000 and maturing on October 31, 2009. 3.  The addition of the right to obtain letters of credit issued by Lender in favor of third Persons in face principal amounts not exceeding $1,000,000 at any time outstanding. 4.  The limiting of Borrowers’ rights to obtain Letters of Credit issued by Lender only pursuant to such Supplemental Revolving Master Note and only when Borrowers have Available Revolving Credit (which will be determined by including in the definition thereof both the unpaid principal amount of all unpaid Revolving Loans and also the aggregate face principal amount of all outstanding Letters of Credit).  5.  Additions of the limitations of the Borrowers’ rights to obtain Revolving Loans pursuant to the Supplemental Revolving Master Note only when Lender has fully advanced the entire $21,000,000 principal amount of the Primary Revolving Master Note and Borrowers also still have Available Revolving Credit. 6.  The addition of the collateral consisting of Cagle’s processing plant located in Pine Mountain Valley, Georgia. 7.  The advance rate with respect to Eligible Inventories is being increased from 40% to 60% and the advance rate with respect to Eligible Receivables is being increased from 70% to 80%. 8.  The interest rates were modified by the following provisions: (a)  Interest will accrue on the unpaid principal balance of the Revolving Loans, from time to time outstanding, evidenced by the Primary Revolving Master Note at the Libor Variable Rate plus 3.50% (350 basis points). (b)  Interest will accrue on the unpaid principal balance of the Revolving Loans, from time to time outstanding, evidenced by the Supplemental Revolving Master Note at the Libor Variable Rate plus 5.00% (500 basis points).

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

Concentration of Credit Risk

The Company deposits its cash with financial institutions which have Federal Deposit Insurance Corporation (FDIC) depository insurance, which insures bank balances up to $250,000 per bank.  At January 3, 2009, the Company’s cash balances in FDIC insured bank accounts totaled approximately $1.4 million which exceeds the Federal Deposit Insurance Corporation limit of $250,000.

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

(b) Reports on Form 8-K

     1. The Company filed an 8-K on November 3, 2008, announcing the signing of the first amendment to the Amended and Restated

         Revolving Line of Credit and Security Agreement, effective as of September 27, 2008.

     2. The Company filed an 8-K on November 4, 2008, to furnish a press release announcing its results of operations for the second quarter of 2009.

     3. The Company filed an 8-K on January 29, 2009, announcing the signing of an Amended and Restated Revolving Line of Credit and Security Agreement, effective as of January 29, 2009.

     4. The Company filed an 8-K on February 10, 2009, to furnish a press release announcing its results of operations for the third quarter of 2009.

No other reports on Form 8-K were filed during the third quarter of 2009 or in the subsequent interim period between January 3, 2009 and the date of this filing.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  02/17/2009

/s/   J. Douglas Cagle                   /s/ Mark M. Ham IV

Chairman and C.E.O.                  Executive Vice President & Chief Financial Officer