Form 10-K
period 2009-03-28
CAGLES INC
filed 2009-06-17
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 1-7138.

CAGLE’S, INC.

 (Exact Name Of Registrant As Specified In Its Charter)

GEORGIA	58-0625713
(State Of Incorporation)	(I.R.S Employer Identification No.)

1385 COLLIER ROAD NW, ATLANTA, GA	30318
(Address Of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (404) 355-2820.

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Name of exchange on which registered
CLASS A COMMON STOCK	AMERICAN STOCK EXCHANGE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K (§ 229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-K or any amendment to this FORM 10-K. ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act”.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒.

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$7,616,240  (based on $4.55 per share closing price on September 27, 2008).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class A Common Stock at $1.00 par value	4,637,355 shares at $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of the following documents are incorporated by reference in Part III of this form 10-K report:

1) proxy statements for registrant’s 2009 annual meeting of shareholders-      Items 10, 11, 12, 13, and 14.

Cagle’s, Inc. and Subsidiary

A LETTER FROM THE CEO

To Our Stockholders:

For fiscal 2009 our operating loss was $15.7 million, a decline of $15.8 million from fiscal 2008.  This downturn occurred during a time of struggling poultry markets made even more challenging as cost of sales continued to escalate throughout the year due to rising feed ingredient and energy prices.

Revenues for fiscal 2009 were $292.6 million reflecting a 3.2% increase when compared to fiscal 2008 with poultry prices increasing $0.024 per pound sold.  Quoted market prices for the year 2009 versus 2008 reflect a reduction in boneless breast - 13.6%, breast tenders - 7.2%, wings - 9.2% and leg quarters - 3.4%.

Cost of production for fiscal 2009 increased 9.2% to $293.2.  Feed prices account for approximately 36.0% of our total cost and increased 23.5% for the year reflected as a $20.3 million increase in cost of sales.  As feed ingredients continue to be utilized for energy production and the weak dollar supports export of corn and soybean meal, we expect our cost to produce a pound of chicken to remain high.

Selling, general and administrative costs remained at $15.0 million as the company continues to incur higher professional fees associated with efforts to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002 which we expect to continue into fiscal 2010 as the company works diligently to meet SEC and Public Company Accounting Oversight Board requirements.

During these challenging times, Cagle’s management team continues to focus on improved efficiency throughout our organization while maintaining the highest quality standards for our products.  Our fourth quarter operating income approached the breakeven mark as revenue per pound improved by over 3% and cost of sales fell 1.6%.  As we begin fiscal 2010, demand for the cost effective protein offered by our products is improving and our markets are reacting favorably which we anticipate will return our company to positive margins in the first quarter.  I appreciate the continued support of our stakeholders including our shareholders, employees, contract growers, vendors and our valued customers.

Sincerely,

/s/ J. DOUGLAS CAGLE

J. DOUGLAS CAGLE
Chairman, Chief Executive Officer and President

FORM 10-K

March 28, 2009

PART I

Item 1:  Business

Cagle’s, Inc. (the “Company”), which began business in 1945 and was first incorporated in Georgia in 1953, and its wholly owned subsidiary (Cagle’s Farms, Inc., formerly Strain Poultry Farms, Inc.) produce, market, and distribute a variety of fresh and frozen poultry products.  The vertically integrated operations of the Company consist of breeding, hatching, and growing of chickens; feed milling; processing; further processing; and marketing operations.  The Company’s products are sold to national and regional independent and chain supermarkets, food distributors, food processing companies, national fast-food chains, and institutional users, such as restaurants, schools, and distributors, by the Company’s sales staff located in Georgia, Alabama, New York, Arizona and through brokers selected by the Company.

Dispositions

The Company sold its 30% interest in an unconsolidated affiliate for $28,000 on August 15, 2006 and recorded a gain of $18,323 as other income.

Narrative Description of Business

Food Processing

All of the Company’s business activities are conducted on a vertically integrated basis within one industry segment, poultry products.  The Company’s various poultry products are closely related, have similar purposes and uses, and are similar in terms of profitability and types and degrees of risks.  In addition, the production processes are similar to the extent that (a) production facilities are shared or are interchangeable and (b) the same types of raw materials, labor, and capital are used.  Markets and marketing methods are comparable for all products to the extent that they are generally sold to the same types of customers by a common sales force and are sensitive to changes in economic conditions to the same degree.

The Company currently processes approximately 2.3 million birds per week in its two processing plants.  Of the Company’s total production, approximately 400,000 head per week are deboned.

The complete cycle for growing broilers begins with the placement on a farm of a day-old breeder chick.  This bird is reared for 25 weeks, at which time it begins to produce hatching eggs.  The breeder produces eggs for approximately 40 weeks.  These eggs are set in the Company’s hatchery, and in three weeks, a baby chick is hatched.

The day-old broiler chick is placed on a farm where it will grow for five to six weeks depending upon the size of bird desired, at which time it is transported to the processing plant for slaughter.  A significant investment in field inventories is required to support the Company’s operating cycle.

All feed for all flocks is produced in a feed mill owned by the Company.  The Company’s goal is to add value to all of its birds. This value-added product can take the form of seasoned deli products, deboned breast and thigh meat, cut-up marinated raw breaded chicken, fast-food cuts, and IQF (individually quick frozen) products.

Raw Materials

The primary raw materials used by the Company are corn, soybean meal, and other ingredients; packaging materials; cryogenic materials; and breeder chicks.  The Company believes the sources of supply for these materials are adequate and does not expect significant difficulty in acquiring required supplies.  The major source of supply is the midwestern grain belt of the United States, although local supplies are utilized when available.  Prices for the feed ingredients are sensitive to supply fluctuations worldwide, and weather conditions, especially drought, can cause significant price volatility.  Since feed is the most significant factor in the cost of producing a broiler chicken, those fluctuations can have significant effects on margins.  The Company also purchases product outside for further processing requirements.

Research and Development

The Company has made no material expenditures for research and development during the last three years.

Employees and Labor Relations

The Company employs approximately 1,865 persons, 1,672 hourly and 193 salaried, with approximately 34% of the hourly covered by a collective bargaining agreement.  The Company believes its relationship with the bargaining groups and other employees is good.

Seasonal Variations in Business

The seasonal demand for the Company’s products is highest during the late spring and summer months and is normally lowest during the winter months.

Major Customers

Sales to the Company’s largest customer represent 16%, 12%, and 12%, of net sales during fiscal 2009, 2008, and 2007, respectively.

Major Suppliers

Purchases by the Company from its largest supplier represent 14%, 12%, and 7%, of cost of sales during fiscal 2009, 2008, and 2007, respectively.

Backlog

The Company had no material backlog of orders existing as of March 28, 2009.

Competition

The Company is a leading regional integrated poultry processor.  The Company’s products compete in the marketplace with comparable products of approximately ten national and regional producers in the areas of quality, service, and price.  The Company believes its small bird focus, flexibility, and accessibility are positive factors enhancing the Company’s competitive position.

Regulation

The Company’s facilities and operations are subject to regulation by various federal and state agencies, including, but not limited to, the Federal Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration (“OSHA”), and the corresponding state agencies.  The Company’s processing plants are subject to continuous on-site inspection by the USDA, and the FDA inspects the production of the Company’s feed mill.  Management believes the Company is in substantial compliance with applicable laws and regulations relating to the operation of its facilities.

Availability of Securities and Exchange Commission filings on Corporate Website

We maintain an internet website for investors at www.cagles.net.  On this website, we make available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to any of those reports, as soon as reasonably practicable after we electronically file such reports with, or furnish to, the Securities and Exchange Commission.

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

Feed Ingredients: Feed ingredient costs increased 23.5% for fiscal 2009 reflected as a $20.3 million increase of the $24.7 million total increase in cost of sales as compared to the previous year.  The Company’s cost to acquire feed ingredients may continue to increase.  However, in the long term, the protein sector of the food industry will be forced to pass the cost of our raw materials to the final consumer increasing our sales price per pound and related revenue, as well as our operating margins.  We expect the increased cost of ingredients, principally corn, to continue and will utilize substitute ingredients as available and as determined through feed optimization programs to mitigate the impact of the increased corn cost.

The Company may choose to utilize derivatives as offered on the Chicago Board of Trade for the purpose of protecting the feed cost for fixed price sales commitments negotiated with our customers.  The Company’s two primary feed ingredients are corn and soybean meal.  A $0.10 per bushel price change in corn or a $10 per ton price change in soybean meal impacts our cost of sales $0.75 million dollars per year.

Leverage:  Our indebtedness could adversely affect our financial condition.  We presently have, and expect to continue to have, an amount of indebtedness.  Our indebtedness could have important consequences to stockholders.  For example, it could: increase our vulnerability to general adverse economic conditions; require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and for other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; and limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds, and failure to comply with those covenants could result in an event of default or require redemption of indebtedness.  Any of these events could have a material adverse effect on us.  Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future, which is dependent on various factors.  These factors include the commodity prices of feed ingredients and chicken and general economic, financial, competition, legislative, regulatory, and other factors that are beyond our control.

Additional Borrowings Available:  Despite our indebtedness, we are not prohibited from incurring additional indebtedness in the future.

Interest Rates: We currently have a term note payable with no exposure to interest rate fluctuations, as our existing indebtedness carries a fixed interest rate.  We have a revolving credit facility which carries a variable interest rate equal to the 90-day LIBOR rate published by the Wall Street Journal, plus 3.5%.  Reference our 8-K filed on January 29, 2009.

The Company had variable interest rate exposure on the revolving credit facility at March 28, 2009.  The Company’s theoretical interest rate exposure on variable rate borrowings at March 28, 2009, would be, with a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by $14.4 thousand per month and a two percentage point increase would increase future interest expense by $28.8 thousand per month.  The Company determined these amounts based on $17.3 million of variable rate borrowings at March 28, 2009, multiplied by 1.0% and 2.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges, or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

Contamination of Products:  If our products become contaminated, we may be subject to product liability claims and product recalls.

Livestock and Poultry Disease:  Outbreaks of livestock diseases in general and poultry disease in particular, which are beyond our control, can significantly restrict our ability to conduct our operations.  We take all reasonable precautions to ensure that our flocks are healthy and that our processing plants and other facilities operate in a sanitary and environmentally sound manner.  However, an outbreak of disease could result in governmental restrictions on the import and export of our fresh chicken, to or from our suppliers, facilities or customers, or require us to destroy one or more of our flocks.  This could result in the cancellation of orders by our customers and create negative publicity that may have a material adverse effect on our ability to market our products successfully and on our business, reputation, and prospects.

Insurance:  We are exposed to risks relating to product liability, product recall, property damage and injuries to persons for which insurance coverage is expensive, limited and potentially inadequate.

Significant Competition:  Competition in the chicken industry with other vertically integrated poultry companies could adversely affect our business.  The Company produces a smaller bird which differentiates it from the majority of its competitors.

Government Regulation:  Regulation, present and future, is a constant factor affecting our business.  The chicken industry is subject to federal, state, and local governmental regulation, including health and environmental areas.  We anticipate increased regulation by various agencies concerning food safety, the use of medication in feed formulations and the disposal of poultry by-products and wastewater discharges.  Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect our business or operations in the future.

Deterioration of Economic Conditions:  Our business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges) and the effects of governmental initiatives to manage economic conditions.  Any such changes could adversely affect the demand for our poultry products, or the cost and availability of our needed raw materials and packaging materials, thereby negatively affecting our financial results.

The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions, could, among other things:

•	make it more difficult or costly for us to obtain financing for our operations or investments or to refinance our debt in the future;
•

cause our lenders to depart from prior credit industry practice and make more difficult or expensive the granting of any technical or other waivers under our credit agreements to the extent we may seek them in the future;

•	impair the financial condition of some of our customers and suppliers thereby increasing customer bad debts or non-performance by suppliers;
•	negatively impact demand for protein products, which could result in a reduction of sales, operating income and cash flows.

Changes in Consumer Preference:  The food industry in general is subject to changing consumer trends, demands, and preferences.  Trends within the food industry change often, and failure to identify and react to changes in these trends could lead to, among other things, reduced demand and price reductions for our products, and could have an adverse effect on our financial results.

The Loss of One or More of Our Largest Customers:  Our business could suffer significant set backs in sales and operating income if our customers’ plans and/or markets should change significantly, or if we lost one or more of our largest customers.   Many of our agreements with our customers are generally short-term, primarily due to the nature of our products, industry practice, and the fluctuation in demand and price for our products.

Members of the Cagle’s Family can Exercise Significant Control:  Members of the Cagle’s family beneficially own, in the aggregate, 64.24% of our outstanding common stock, giving them control of approximately 64% of the total voting power of our outstanding voting stock.  In addition, three members of the Cagle’s family serve on our Board of Directors.  As a result, members of the Cagle’s family have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets, and other corporate transactions.  This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price.

Cautionary Statements Relevant To Forward-Looking Information For The Purpose Of “Safe Harbor” Provisions Of The Private Securities Litigation Reform Act Of 1995

The Company and its representatives may from time to time make written or oral forward-looking statements, including forward-looking statements made in this report, with respect to their current views and estimates of future economic circumstances, industry conditions, Company performance and financial results.  These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements.  The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.  Among the factors that may affect the operating results of the Company are the following: (1) fluctuations in the cost and availability of raw materials, such as feed grain costs; (2) changes in the availability and relative costs of labor and contract growers; (3) operating efficiencies of facilities; (4) market conditions for finished products, including the supply and pricing of alternative proteins; (5) effectiveness of marketing programs and advertising; (6) risks associated with leverage, including cost increases due to rising interest rates; (7) risks associated with effectively evaluating derivatives and hedging activities; (8) changes in regulations and laws, including changes in accounting standards, environmental laws and occupational, health and safety laws; (9) issues related to food safety, including costs resulting from product recalls, regulatory compliance, and any related claims or litigation; (10) adverse results from on-going litigation; (11) access to foreign markets together with foreign economic conditions, including currency fluctuations and import/export restrictions; (12) the effect of, or changes in, general economic conditions; and (13) financial risk management.  We undertake no obligation to revise or update any forward-looking statements for any reason.

Item 1B:  Unresolved Staff Comments

Not applicable.

Item 2:  Properties

Production and Facilities

Breeding and Hatching

The Company supplies its broiler chicks by producing hatching eggs from breeder flocks owned by the Company.  These breeder flocks are maintained on 41 contract grower farms.  In addition, the replacement breeder pullets are maintained on 16 contract grower farms where the breeders are reared from one day old to approximately 21 weeks old and then moved to the breeder farm where they begin to produce eggs at about 25 weeks of age.  These farms are located in north Georgia and Tennessee.

The Company owns a hatchery located in Dalton, Georgia, at which eggs are incubated and hatched.  This is a continuous process and requires 21 days to complete.  After the chicks are removed from the incubator, they are vaccinated against disease and moved by an environmentally controlled vehicle, to the Company’s grow-out farms.  The hatchery has an aggregate capacity of 2,921,760 eggs per week.

Grow-Out

The Company places its broiler chicks on approximately 145 contract grower farms.

The independent contract growers provide the housing, equipment, utilities, and labor to grow the baby chicks to market age, which varies from five to six weeks, depending on the market for which they are intended.  The Company supplies the baby chicks, the feed, and all veterinary and technical services.  Title to the birds remains with the Company at all times.  The contract growers are paid on live weight and are guaranteed a minimum rate with various incentives based upon a grower’s performance as compared to other growers whose birds are marketed during the same week.  These contract farms are located in Georgia and Alabama.

Feed Mill

The Company owns a feed mill in Rockmart, Georgia, which has production capacity of over 15,000 tons per week which can be increased to 20,000 tons per week with additional equipment.

Processing

As the broilers reach the desired processing weight, they are removed from the houses and transported by Company trucks to a processing plant.  The processing plants are located in Pine Mountain Valley, Georgia; and Collinsville, Alabama.  The Collinsville plant can process up to 21,000 birds per hour.  The Pine Mountain plant has the capacity to process 10,800 birds per hour.

Further Processing and Deboning

The Company has a stated goal of marketing the majority of its product as value-added product consisting of marinated rotisserie deli, fast-food cuts, boneless portioned breast, marinated and breaded parts, individual quick frozen parts, and other convenience-type products.  Further processing is conducted at the Collinsville, Alabama, and Pine Mountain Valley, Georgia, plants.

Freezer Storage

The Company’s facilities located in Atlanta, Georgia; Collinsville, Alabama; and Pine Mountain Valley, Georgia; have freezer storage facilities with aggregate capacity of approximately 14,000,000 pounds of frozen product.  The Company utilizes outside storage services as needed to supplement its own freezer capacity.

Local Distribution

As an extension of the Company’s sales division, local distribution is operated from warehouse facilities in Atlanta, Georgia, and Collinsville, Alabama, and are designed to provide storage and delivery service for those customers.

Executive Offices

The Company’s executive offices are located in a company owned facility at 1385 Collier Road NW, Atlanta, Georgia.

All of the properties described above are in good condition and are adequate for their stated uses.

Item 3:  Legal Proceedings

The Company is routinely involved in various lawsuits and legal matters on an ongoing basis as a result of day-to-day operations; however, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company or its business.

Item 4:  Submission of Matters to a Vote of Security Holders

A shareholder proposal was submitted regarding greenhouse gas emissions during the fourth quarter of fiscal 2009.  The information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held July 17, 2009 and is incorporated herein by reference.

Item 4A:  Executive Officers of the Registrant

The information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held July 17, 2009 and is incorporated herein by reference.

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed and principally traded on the American Stock Exchange, ticker symbol CGLA.  As of March 28, 2009, there were 116 stockholders of record of the Company’s Class A common stock.  Under current loan agreements, issuance of dividends must be consented to by debt holders.

Quarterly dividend data and market highs and lows for the past two years were:

	Fiscal 2009			Fiscal 2008
	Dividend	High	Low	Dividend	High	Low
Quarter:
First	$—	$6.25	$5.25	$—	$8.85	$7.30
Second	—	5.71	3.85	—	10.40	7.80
Third	—	4.35	1.55	—	12.35	7.17
Fourth	—	2.36	1.32	—	9.72	5.50

Issuer Purchases of Equity Securities

The table below provides information regarding our purchases of common stock during the periods indicated.

	Total Number of	Average Price	Approximate Dollar Value of
	Shares Purchased	Paid per Share	Shares that May Yet Be Purchased (1)
March 30, 2008 — March 28, 2009	26,843	$2.13	$4,841,638
April 1, 2007 — March 29, 2008	78,800	7.74	4,898,693
April 2, 2006 — March 31, 2007	55,250	7.92	5,508,320

(1)         In 1990, the Board of Directors authorized the purchase of up to $2,500,000 which was subsequently increased to $15,000,000 in February 2000.

Item 6:  Selected Consolidated Financial Data

Five Year Selected Financial Data

(In Thousands, Except Per Share Data)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	March 28, 2009	March 29, 2008	March 31, 2007	April 1, 2006	April 2, 2005
OPERATING RESULTS:
Net sales	$292,585	$283,649	$233,936	$237,266	$246,343
Costs and expenses	308,262	283,514	246,548	239,989	229,795
Operating (loss) income	(15,677)	135	(12,612)	(2,723)	16,548

Interest expense	(2,163)	(1,483)	(2,054)	(2,407)	(2,649)
Other income (expense), net	(40)	190	19,998	4,266	4,107

(Loss) income before income taxes	(17,880)	(1,158)	5,332	(864)	18,006

(Benefit) expense for income taxes	(6,386)	(385)	4,773	(290)	6,467
Net (loss) income	$(11,494)	$(773)	$559	$(574)	$11,539

FINANCIAL POSITION:
Working capital	$12,679	$20,197	$18,941	$9,416	$11,210
Total assets	91,152	91,974	84,019	95,204	94,720
Long-term debt and capital lease obligations	29,049	20,924	16,467	25,869	26,534
Stockholders’ equity	31,984	44,827	45,354	45,232	45,806

PERFORMANCE PER COMMON SHARE:
Net (loss) income:
Basic	$(2.48)	$(0.17)	$0.12	$(0.12)	$2.43
Diluted	$(2.48)	$(0.17)	$0.12	$(0.12)	$2.43
Dividends	—	—	—	—	—
Book value at the end of the year	6.90	9.61	9.60	9.54	9.66
Average number of common shares outstanding:
Basic	4,638	4,665	4,724	4,743	4,743
Diluted	4,638	4,665	4,724	4,743	4,743

The accompanying notes are an integral part of the selected consolidated financial data.

Notes to Selected Consolidated Financial Data:

Fiscal Year 2009

Revenues increased by 3.2% as compared to 2008.  This increase can be attributed to a 1.9% increase in sales tonnage and an increase in our average selling price of 2.4 cents per pound as compared to 2008.

Debt increased by $8.3 million in 2009, as compared to 2008.  This was primarily due to borrowings in the second and third quarters, caused by historically high feed and energy costs.  Interest expense was increased by 45.9% as compared to 2008, the result of additional borrowings for the first three quarters of 2009.

Cost of sales increased 9.2% as compared to 2008, and can be attributed to increased grain and energy costs.

Selling, general and administrative costs were stable at $15.0 million from 2008 to 2009 with general and administrative down 2.6% and selling up a like amount.

Fiscal Year 2008

Revenues increased by 21.3% as compared to 2007.  This increase can be attributed to two factors.  A 3.2% increase in production tonnage as compared to 2007 and an increase in our average selling price of 7.5 cents per pound as compared to 2007.

Debt increased by $4.6 million in 2008, as compared to 2007.  This was due to borrowings in the fourth quarter, caused by increases in grain and energy costs.  Interest expense was reduced by 27.8% as compared to 2007, the result of reduced borrowings for the first three quarters of 2008.

Cost of sales increased 15.6% as compared to 2007, and can be attributed to increased grain and energy costs.

Selling, general and administrative costs were $15.0 million for the year as compared to $14.3 million in fiscal 2007 representing an increase of 5.0%.  The increase is the result of increased energy costs, higher professional fees incurred in complying with Section 404(a) of the Sarbanes-Oxley Act of 2002, and outside storage costs experienced as one of our freezers was being reworked.

Fiscal Year 2007

Debt was reduced by $10.9 million in 2007.  Interest expense was reduced by 14.7% as compared to 2006, the result of reduced borrowings.

Revenues declined by 1.4% as compared to 2006.  This decrease can be attributed to two factors.  A 3.9% decrease in production tonnage as compared to 2006 and an increase in our average selling price of 2.6 cents per pound as compared to 2006.

Cost of sales increased 2.2% as compared to 2006, due to a $2.13 million asset valuation adjustment to an inactive facility (noted in the Company’s second quarter 10-Q).  When adjusted for the inactive facility charge, cost of sales increased 1.3% versus the same period last year and can be attributed to increased grain costs.

Selling, general and administrative costs were $14.3 million for the year as compared to $12.8 million in fiscal 2006 representing an increase of 11.7%.  Of the increase experienced in fiscal 2007, bad debt expense was responsible for 4.1%, salaries and benefits for 3.3%, and a decrease of fees earned thorough outside accounting services had an impact of 3.2%.

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

Debt was reduced by $0.5 million in 2006.  Interest expense was reduced in 2006 by 9.1% as compared to the same period a year ago.

Selling and delivery expenses increased by 13%.  This increase reflects increases in fuel costs, utilities and commission expenses.

General and administrative expenses decreased by 6.54%.  This decrease reflects reductions in payroll costs, legal fees, rental equipment, and professional expenses.

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

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Cagle’s Inc., our operations and our present business environment.  MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes (“Notes”).

General

We are in a highly stratified industry with the top five producers accounting for 60 percent of poultry production in this country and the next fifteen accounting for 33 percent.  Our company currently produces ready to cook product of 7.15 million pounds per week, placing it as the twenty-first integrated broiler company ranked by ready to cook pounds.  Cagle’s produces a product which differentiates itself from the average broiler company; as industry live weights approach 6.0 pounds per head, and our birds weigh approximately 3.9 pounds per head.  While this difference impacts the fixed cost per unit of our operations, we believe it serves our company by allowing us to compete for a value added customer profile namely the fast-food, institutional, and deli markets.  We believe this is a market segment that we excel in and can provide our customers with distinctive, quality product to fit their needs at margins necessary to offset the higher cost per unit brought about by the smaller live weight.

For the fiscal year ending 2009, the Company reported a loss of ($11.5) million or ($2.48) per diluted share compared to a loss of ($0.77) million or ($0.17) per diluted share for fiscal 2008.

Net sales for fiscal 2009 were $292.6 million as compared to $283.6 for fiscal 2008.  Poultry sales pounds for the year increased 1.91% reflecting an increase in further processed, breaded products coupled with an average price per pound increase of 6.2% when compared to fiscal 2008.  Head processed for the company were 2.9% less in 2009 than 2008 reflecting cut backs in place during our third and fourth quarters of 2009.  Fiscal 2009 market prices compared to fiscal 2008 for boneless breast, leg quarters, wings, and boneless thighs were -13.6%, -3.4%, -9.2%, +3.0% respectively.  As a company we continue to focus on niche markets where we can react to our customer needs in a quick and efficient manner.  Given our bird size and production facilities we continue to exploit our expertise in the deli/fast food arena.

Cost of production for fiscal 2009 was $293.2 million compared to $268.5 million in fiscal 2008 for an increase of 9.2%. Feed cost, which account for approximately 36% of our total cost, increased 23.5% for the year reflected as a $20.3 increase in cost of sales. In general a $0.10 per bushel price change in corn or a $10 per ton price change in soybean meal impacts our cost of sales by $0.75 million dollars per year.  Our workforce is made up of 1,865 dedicated employees who are encouraged to freely share suggestions to improve all phases of our operations.

Selling, general and administrative costs were $15.0 million for both 2009 and 2008.

Interest expense of $2.2 million increased by 45.9% as compared to 2008 the result of additional borrowings for the first three quarters of 2009.

At the end of our fiscal year, our stockholder’s equity was $32.0 million with a net working capital of $12.7 million.  Total debt of $31.5 million reflected an increase of 36.0% or $8.3 million this fiscal year.  As we begin fiscal 2010 demand for the cost effective protein offered by our products is improving and our markets are reacting in a positive manner which we anticipate will return our company to positive margin in the first quarter.  It is our expectation that capital expenditures will be funded by cash on hand and cash generated through operations.

Year 2009 compared to 2008

The Company had available $7.35 million (unused) in established lines of credit as of March 28, 2009 and $3.30 million (unused) in availability as of March 29, 2008.  Interest expense increased in 2009 by $680 thousand, a 46% increase, as compared to the same period a year ago.

Poultry pounds produced for 2009 were 2.9% less than 2008, pounds marketed increased by 1.9% and sales revenue increased 3.2%.

Cost of sales increased 9.2% as compared to 2008, primarily due to increased grain and energy costs.

Selling, general and administrative costs remained at $15.0 million when compared to 2008.

Year 2008 compared to 2007

The Company had available $3.3 million (unused) in established lines of credit as of March 29, 2008 and $10 million (unused) in availability as of March 31, 2007.  Interest expense was reduced in 2008 by $571 thousand, a 28% reduction, as compared to the same period a year ago.

Poultry pounds produced for 2008 were 3% greater than 2007, pounds marketed increased by 5.9% and sales revenue increased 21%.

Cost of sales increased 15.6% as compared to 2007 and, after adjusting 2007 for an asset valuation adjustment to an inactive facility, cost of sales increased 16.8%.

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

Cost of sales increased 2.2% as compared to 2006, due to a $2.13 million asset valuation adjustment to an inactive facility (noted in the Company’s second quarter 2007 10-Q).  When adjusted for the inactive facility charge, cost of sales remained relatively flat with an increase of 1.3% versus the same period last year.

Selling, general and administrative costs were $14.3 million for the year as compared to $12.8 million in fiscal 2006 representing an increase of 11.7%.  Of the increase experienced in fiscal 2007 bad debt expense was responsible for 4.1%, salaries and benefits for 3.3% and a decrease of fees for professional services had an impact of 3.2%.

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

Financial Condition & Liquidity

Analysis of Cash Flows

We expect that cash flow from operations and cash on hand should be sufficient to fund operations, to make all payments of principal and interest when due, and to fund capital expenditures for at least the next twelve months.

We had available $7.35 million (unused) in our long-term revolving line of credit as of March 28, 2009.  This credit agreement matures on March 31, 2011.  The Company has received a temporary modification to the long-term revolving line of credit whereby the tangible net worth requirement has been lowered from $35 million to $30 million through January 2, 2010.

For the year ended March 28, 2009, the Company used cash in its operating activities of $7,544, due primarily to the operating loss during the year.  Cash used in investing activities was $89, with purchases of property, plant and equipment of $1,523 partially offset by proceeds from reduction of life insurance paid-up values.  $7,600 cash was provided by net financing activities, with $8,270 from the net long-term debt increase.

For the year ended March 29, 2008, the Company used cash in its operating activities of $2,092, due primarily to the increase in inventories, which resulted from increases in grain costs.  Cash was used in investing activities, in the amount of $3,485, to purchase property, plant and equipment.  Cash was provided by financing activities by drawing on lines of credit in the amount of $3,357.

For the year ended March 31, 2007, the Company used cash in its operating activities of $12,150, due primarily to the operating loss during the year.  Cash was provided from investing activities, in the amount of $25,994, due primarily from the cash received from the sale of an affiliate.  Cash flow used in financing activities of $11,423, reflects the retirement of long-term debt.

Tabular Disclosure of Contractual Obligations

Contractual obligations at March 28, 2009 were as follows:

		Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations	$31,499	$2,453	$29,046	$—	$—

Capital Lease Obligations	38	35	3	—	—

Operating Lease Obligations	4,778	1,464	2,435	879	—

Purchase Obligations	—	—	—	—	—

Other Long-Term Liabilities	—	—	—	—	—

Total	$36,315	$3,952	$31,484	$879	$—

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

Allowance for Doubtful Accounts

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

Inventories

Live bird and hatching egg inventories are stated at cost and breeder hens are stated at cost, less accumulated amortization, consistent with industry standards.  The costs associated with breeder hens are accumulated up to the production stage and amortized over a forty (40) week period.  Finished poultry products, feed, and other inventories are stated at the lower of cost or market.  We record valuations and adjustments for our inventories and for estimated obsolescence at or equal to the difference between the cost of the inventories and the estimated market value based upon known conditions affecting the inventories’ obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products.  We allocate meat costs between our various finished poultry products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts, which are carried in inventories at the estimated recovery amounts, with the remaining amount being reflected at cost or market, whichever is lower.  For inventory valuation purposes costs include live production costs (principally feed, chick cost, medications and other raw materials), labor and production overhead.  Not all broilers and breeders survive to maturity or disposition; normal losses are not expensed directly because total costs of the project are assigned to the survivors.  The Company would record adjustments to reduce the values of processed poultry and feed inventories to fair market values if market prices for poultry or feed grains moved substantially lower, this would increase our cost of sales.  The Company has not experienced material revisions to its inventory costs.

Property, Plant and Equipment

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

Contingent Liabilities

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

Accrued Self-Insurance

Insurance expense and liabilities for employee-related health care benefits and casualty claims is estimated using historical experience, insurance and actuarial projections.  Stop-loss coverage is maintained with third party insurers to limit the Company’s total exposure.  The assumptions used to arrive at periodic expenses are reviewed regularly by management.  However, actual liabilities and expenses could differ from these estimates and could result in adjustments to be recognized.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes, “which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  We review the recoverability of any tax assets recorded on the balance sheet, primarily operating loss carry forwards, based on both historical and anticipated earnings levels of operations and provide a valuation allowance when it is more likely than not that amounts will not be recovered.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on April 1, 2007.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax provision is required to meet before being recognized in the consolidated financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, disclosure and transition.  The Company had no significant unrecognized tax benefits at the date of adoption or at March 28, 2009.  Accordingly, the Company does not have any interest or penalties related to uncertain tax positions.  However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense.

The Company has federal and state net operating loss carryforwards of $24,436 and $21,656, respectively.  The Company also has federal and state tax credit carryforwards of $10,731.  The net operating loss and tax credit carryforwards are available to reduce income taxes through 2028.  Realization of these future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for a significant portion of the deferred tax asset associated with the tax credit carryforwards.  The Company expects to fully utilize the federal and state net operating loss carryforwards and accordingly there is no valuation allowance associated with the net operating loss carryforwards.

New and Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  Beginning September 28, 2008, the Company partially applied SFAS No. 157 as allowed by FASB Staff Position (“FSP”) SFAS No. 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and liabilities.  As of September 28, 2008, the Company applied the provisions of SFAS No. 157 to the financial instruments and the impact was not material.  Under FSP SFAS No. 157-2, the Company will be required to apply SFAS No. 157 to the nonfinancial assets and liabilities at the beginning of fiscal 2010.  The Company is currently reviewing the applicability of SFAS No. 157 to the nonfinancial assets and liabilities, as well as the potential impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115.”  This statement provides companies with an option to report selected financial assets and liabilities firm commitments, and nonfinancial warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period.  At September 28, 2008, the Company did not elect the fair value option under SFAS No. 159 and, therefore, there was no impact to the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”  SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008; therefore, the Company expects to adopt SFAS No. 141R for any business combinations entered into beginning in fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” — an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Before this statement was issued, limited guidance existed for reporting noncontrolling interests.  As a result, considerable diversity in practice existed.  So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity.  This statement improves comparability by eliminating that diversity.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year ends).  Earlier adoption is prohibited.  The Company’s management does not anticipate this pronouncement will have a significant impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” — an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance and cash flows.  SFAS No. 161 applies to all entities and is effective for consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged.  The Company’s management does not anticipate this pronouncement will have a significant impact on the consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP SFAS No. 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142, “Goodwill and Other Intangible Assets,” entity-specific factors.  FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company).  The Company’s management does not anticipate this pronouncement will have a significant impact on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the “GAAP hierarchy”).  SFAS No. 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of “Present Fairly in Conformity With

Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations and financial position.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” (FSP SFAS No. 107-1).  FSP SFAS No. 107-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim financial statements.  FSP SFAS No. 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company’s management does not anticipate this pronouncement will have a significant impact on the consolidated financial statements.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

Risk Factors

Industry cyclicality can affect our earnings, especially due to fluctuations in the commodity prices of feed ingredients and chicken.

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

Leverage

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

Additional Borrowings Available

Despite our indebtedness, we are not prohibited from incurring additional indebtedness in the future.

Contamination of Products

If our products become contaminated, we may be subject to product liability claims and product recalls.

Livestock and Poultry Disease

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

Insurance

We are exposed to risks relating to product liability, product recall, property damage, and injuries to persons for which insurance coverage is expensive, limited, and potentially inadequate.

Significant Competition

Competition in the chicken industry with other vertically integrated poultry companies could adversely affect our business.

Government Regulation

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

Item 8:  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors

Cagle’s, Inc. and Subsidiary

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Cagle’s, Inc. (a Georgia corporation) and Subsidiary as of March 28, 2009 and March 29, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended March 28, 2009, March 29, 2008 and March 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cagle’s, Inc. and Subsidiary as of March 28, 2009 and March 29, 2008, and the consolidated results of their operations and their cash flows for the years ended March 28, 2009, March 29, 2008 and March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all respects the information set forth therein.

/s/FROST, PLLC

Little Rock, Arkansas

June 5, 2009

CAGLE’S, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 28, 2009 and March 29, 2008

(In Thousands, Except Par Values)

	2009	2008
Assets

Current assets
Cash and cash equivalents	$1,246	$1,279
Trade accounts receivable, less allowance for doubtful accounts of $186 and $637 in 2009 and 2008, respectively	14,170	14,015
Inventories	27,181	30,728
Other current assets	201	398
Total current assets	42,798	46,420

Property, plant and equipment, at cost
Land	1,976	1,976
Buildings and improvements	59,686	59,199
Machinery, furniture and equipment	41,034	40,682
Vehicles	4,691	4,656
Construction in progress	645	1,310
	108,032	107,823
Less accumulated depreciation	71,249	68,563
Property, plant and equipment, net	36,783	39,260

Other assets
Deferred financing costs, net	103	41
Deferred income taxes	9,775	3,134
Other assets	1,693	3,119
Total other assets	11,571	6,294

Total assets	$91,152	$91,974

	2009	2008
Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt	$2,488	$2,269
Accounts payable	19,989	16,025
Accrued expenses	4,462	4,618
Deferred income taxes	3,180	3,311
Total current liabilities	30,119	26,223

Long-term debt, less current maturities	29,049	20,924

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 9,000 shares authorized, 4,638 and 4,665 shares issued and 4,637 and 4,664 shares outstanding in 2009 and 2008, respectively	4,637	4,664
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	3,627	3,657
Retained earnings	24,662	36,156
Accumulated other comprehensive income (loss)	(862)	430
Total stockholders’ equity	31,984	44,827

Total liabilities and stockholders’ equity	$91,152	$91,974

The accompanying notes are an integral part of these consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Years Ended March 28, 2009, March 29, 2008 and March 31, 2007

(In Thousands, Except Per Share Data)

	2009	2008	2007

Net sales	$292,585	$283,649	$233,936

Costs and expenses
Cost of sales	293,216	268,477	232,290
Selling and delivery	8,753	8,579	8,667
General and administrative	6,293	6,458	5,654
Other general expenses	—	—	(63)
Total costs and expenses	308,262	283,514	246,548

Operating income (loss)	(15,677)	135	(12,612)

Other income (expense)
Gain on sale of unconsolidated affiliates	—	—	18,323
Interest expense	(2,163)	(1,483)	(2,054)
Other income (expense), net	(40)	190	358
Total other income (expense), net	(2,203)	(1,293)	16,627

Income (loss) before equity in earnings of unconsolidated affiliates and income taxes	(17,880)	(1,158)	4,015

Equity in earnings of unconsolidated affiliates	—	—	1,317

Income (loss) before income taxes	(17,880)	(1,158)	5,332

Income tax provision (benefit)	(6,386)	(385)	4,773

Net income (loss)	$(11,494)	$(773)	$559

Weighted-average common shares outstanding
Basic	4,638	4,665	4,724
Diluted	4,638	4,665	4,724

Per common share
Net income (loss)
Basic	$(2.48)	$(0.17)	$0.12
Diluted	$(2.48)	$(0.17)	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

For the Years Ended March 28, 2009, March 29, 2008 and March 31, 2007

(In Thousands)

							Accumulated
					Additional		Other		Comprehensive
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive		Income
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total	(Loss)

Balance - April 2, 2006	4,744	$4,744	(1)	$(80)	$4,198	$36,370	$—	$45,232

Purchase of treasury stock	(55)	(55)	—	—	(382)	—	—	(437)

Net income	—	—	—	—	—	559	—	559	$559

Balance - March 31, 2007	4,689	4,689	(1)	(80)	3,816	36,929	—	45,354	$559

Purchase of treasury stock	(25)	(25)	—	—	(159)	—	—	(184)

Net loss	—	—	—	—	—	(773)	—	(773)	$(773)

Unrealized gain on hedging instruments, net of reclassification adjustment gain of $833 (net of income tax expense of $468)	—	—	—	—	—	—	430	430	430

Balance - March 29, 2008	4,664	4,664	(1)	(80)	3,657	36,156	430	44,827	$(343)

Purchase of treasury stock	(27)	(27)	—	—	(30)	—	—	(57)

Net loss	—	—	—	—	—	(11,494)	—	(11,494)	$(11,494)

Unrealized loss on hedging instruments, net of reclassification adjustment loss of $386 (net of income tax benefit of $727)	—	—	—	—	—	—	(1,292)	(1,292)	(1,292)

Balance - March 28, 2009	4,637	$4,637	(1)	$(80)	$3,627	$24,662	$(862)	$31,984	$(12,786)

The accompanying notes are an integral part of these consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended March 28, 2009, March 29, 2008 and March 31, 2007

(In Thousands)

	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(11,494)	$(773)	$559
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	4,063	3,782	3,780
Impairment loss	—	—	2,128
Amortization	88	12	306
(Gain) loss on sale of property, plant and equipment	3	(41)	(63)
(Gain) on sale of unconsolidated affiliates	—	—	(18,323)
Income from unconsolidated affiliates, net of distributions	—	—	(943)
Deferred income tax expense (benefit)	(6,045)	(385)	4,576
Changes in operating assets and liabilities
Trade accounts receivable, net	(155)	(278)	(2,283)
Inventories	3,547	(7,785)	(3,103)
Refundable income taxes	—	492	1,149
Other current assets	197	70	(134)
Accounts payable	4,427	3,531	(898)
Accrued expenses	(2,175)	(717)	1,099
Net cash provided by (used in) operating activities	(7,544)	(2,092)	(12,150)

Cash flows from investing activities
Purchases of property, plant and equipment	(1,523)	(3,774)	(1,732)
Proceeds from sale of property, plant and equipment	8	46	66
Proceeds from sale of unconsolidated affiliates	—	—	28,000
Proceeds from redemption of life insurance	1,241	—	—
(Increase) decrease in other assets	185	243	(340)
Net cash provided by (used in) investing activities	(89)	(3,485)	25,994

Cash flows from financing activities
Proceeds on revolving line of credit	85,150	21,050	23,625
Payments on revolving line of credit	(74,575)	(14,325)	(26,605)
Payments of long-term debt	(2,305)	(2,097)	(7,969)
Decrease in negative book cash balances	(463)	(1,087)	(37)
Payments of deferred financing costs	(150)	—	—
Repurchase of stock	(57)	(184)	(437)
Net cash provided by (used in) financing activities	7,600	3,357	(11,423)

Net increase (decrease) in cash and cash equivalents	$(33)	$(2,220)	$2,421

Cash and cash equivalents - beginning of year	1,279	3,499	1,078

Cash and cash equivalents - end of year	$1,246	$1,279	$3,499

Supplementary disclosures of cash flow information
Cash paid (received) during the year for
Interest	$2,193	$1,460	$2,063
Income taxes, net	(109)	162	185

Supplementary disclosures of noncash transactions
Net unrealized gain (loss) on hedging activities	$(1,292)	$430	$—
Assets acquired pursuant to capital lease obligations	74	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 28, 2009, March 29, 2008 and March 31, 2007

(In Thousands)

1.               Summary of Significant Accounting Policies

a.               Principles of consolidation — The consolidated financial statements include the accounts of Cagle’s, Inc. and its wholly-owned subsidiary Cagle Farms, Inc. (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated.  Investments in unconsolidated affiliates have historically been accounted for under the equity method.

b.              Nature of operations — The Company operates as a vertically integrated poultry processor with operations located in the southeastern United States, consisting of breeding, hatching and growing chickens; feed mill; processing; further processing and marketing operations.  The Company’s products are primarily sold in the United States to supermarkets, food distributors, food processing companies, national fast-food chains and institutional users.

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

c.               Fiscal year — The Company’s fiscal year closing date is the Saturday nearest March 31.  The years ended March 28, 2009, March 29, 2008 and March 31, 2007 include operations for 52-week periods.

d.              Revenue recognition — The Company recognizes revenue upon product shipment and transfer of title and risk of loss to the customer.  Revenue is recorded net of any discounts, allowances or promotions.  Estimates for any special pricing arrangements, promotions or other volume-based incentives are recorded upon shipment of the product in accordance with the terms of the promotion, allowance or pricing arrangements.

e.              Cash and cash equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company’s cash management system allows the Company to fund outstanding checks when presented to the financial institution for payment resulting in book overdrafts.  Book overdrafts are recorded in accounts payable in the consolidated balance sheets and changes are reflected as a financing activity in the consolidated statements of cash flows.  As of March 28, 2009 and March 29, 2008, the Company had book overdrafts of $4,962 and $5,425, respectively.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 28, 2009, March 29, 2008 and March 31, 2007

(In Thousands)

1.               Summary of Significant Accounting Policies (cont.)

f.                 Accounts and note receivable — In the normal course of business, the Company extends credit to its customers on a short-term basis.  Although credit risks associated with its customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts.  Past due status is determined based upon contractual terms.  In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve is recorded to reduce the receivable to the amount expected to be collected.  Amounts that are determined to be uncollectible are written off against this allowance when collection attempts on the accounts have been exhausted.  Management uses significant judgment in estimating uncollectible accounts.  In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions and historical customer performance.  While management believes the Company’s processes effectively address its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require adjustment to the allowance recorded by the Company.

g.             Inventories — Live bird and hatching egg inventories are stated at cost and breeder hens are stated at cost, less accumulated amortization, consistent with industry standards.  The costs associated with breeder hens are accumulated up to the production stage and amortized over a 40-week period.  Finished poultry products, feed, and other inventories are stated at the lower of cost or market.  The Company records valuations and adjustments for its inventories and for estimated obsolescence at or equal to the difference between the cost of the inventories and the estimated market value based upon known conditions affecting the inventories’ obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products.  The Company allocates meat costs between its various finished poultry products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts, which are carried in inventories at the estimated recovery amounts, with the remaining amount being reflected at cost or market, whichever is lower.  For inventory valuation purposes, costs include live production costs (principally feed, chick cost, medications and other raw materials), labor and production overhead.  Not all broilers and breeders survive to maturity or disposition; normal losses are not expensed directly because total costs of the project are assigned to the survivors.  The Company would record adjustments to reduce the values of processed poultry and feed inventories to fair market values if market prices for poultry or feed grains moved substantially lower, this would increase the Company’s cost of sales.  The Company has not experienced material revisions to its inventory costs during 2009, 2008 and 2007.  Inventories at March 28, 2009 and March 29, 2008 consist of the following:

	2009	2008

Finished products	$5,692	$5,987
Field inventory and breeders	15,509	17,489
Feed, eggs and medication	4,659	5,923
Supplies	1,321	1,329

	$27,181	$30,728

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 28, 2009, March 29, 2008 and March 31, 2007

(In Thousands)

1.               Summary of Significant Accounting Policies (cont.)

h.              Property, plant and equipment — Property, plant and equipment are stated at cost.  Depreciation is provided using the straight-line method over the following lives:

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

i.                  Deferred financing costs — Deferred financing costs are amortized over the life of the related credit agreement.  Deferred financing costs are shown net of accumulated amortization on the accompanying consolidated balance sheets.

j.                  Employee insurance claims — The Company is self-funded under a minimum premium arrangement for the majority of employee claims under its group health plan.  From May 1992, the union employees of the Company were covered for health insurance under a union health plan.  Starting in January 2003, these employees began receiving health insurance coverage under the Company sponsored plan.  The Company is self-insured for the majority of its workers’ compensation risks.  The Company’s insurance programs are administered by risk management specialists.  Insurance coverage is obtained for catastrophic workers’ compensation and group health exposures, as well as those risks required to be insured by certain state laws.  The Company’s accrual for group health and workers’ compensation liabilities of $1,294 and $1,229 as of March 28, 2009 and March 29, 2008, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.  These accruals are estimated using historical experience and actuarial estimates.  No postemployment benefits are provided under the Company’s group health plan.

k.               Operating leases — The Company accounts for operating lease agreements in accordance with SFAS No. 13, “Accounting for Leases,” and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.”  Currently, the Company has not entered into any operating lease agreements which contain escalating rent provisions.  Accordingly, rent expense is recognized on a straight-line basis.  Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term, including renewal option periods that are reasonably assured.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 28, 2009, March 29, 2008 and March 31, 2007

(In Thousands)

1.               Summary of Significant Accounting Policies (cont.)

l.                 Income taxes — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  We review the recoverability of any tax assets recorded on the consolidated balance sheets, primarily operating loss carryforwards, based on both historical and anticipated earnings levels of operations and provide a valuation allowance when it is more likely than not that amounts will not be recovered.

m.            Net income (loss) per common share — Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share assumes the conversion of all potentially dilutive securities (stock options and restricted stock awards) and is calculated by dividing net income (loss) by the sum of the weighted-average number of shares of common stock outstanding plus potentially dilutive securities under the treasury stock method.  For the years ended March 28, 2009, March 29, 2008 and March 31, 2007, there were no potentially dilutive securities outstanding.

n.              Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

o.              Fair value of financial instruments — The book values of cash, trade accounts receivable, accounts payable and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments.  The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for debt of similar terms and maturities.  Under this method, the Company’s fair value of long-term debt was not significantly different from the stated value at March 28, 2009 or March 29, 2008.

p.              Accounting for the impairment of long-lived assets — SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superseded and amended SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever triggering events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 28, 2009, March 29, 2008 and March 31, 2007

(In Thousands)

1.               Summary of Significant Accounting Policies (cont.)

Based on management’s assessment of the impairment indicators, there was one asset group which was determined to be impaired during 2007.  The impairment resulted from a significant change in the physical condition and market value of the Macon facility.  Consequently, the Company recognized an impairment loss in its second quarter of 2007 totaling $2,128, which represents the excess of the carrying values of the assets over their fair values, less costs to sell.  The impairment loss was recorded as a component of cost of sales in the accompanying consolidated statements of operations for the year ended March 31, 2007.  Based upon management’s assessment of the impairment indicators for the remaining assets, management determined that upon testing the expected future net cash flows to be generated from these assets, no other impairment losses had occurred in the fiscal years ended 2009, 2008 or 2007.

q.              Shipping and handling costs — Shipping and handling costs are included in cost of sales in the accompanying consolidated statements of operations and totaled $14,712, $12,811 and $12,078 in fiscal years 2009, 2008 and 2007, respectively.

r.                 Financial instruments — The Company is a purchaser of certain commodities, such as corn and soybean meal in the course of normal operations.  The Company has used derivative financial instruments to reduce its exposure to various market risks.  Generally, contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Contracts that are designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  If a derivative instrument is a hedge, as defined by SFAS No. 133, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings as a component of cost of sales.  Instruments the Company holds as part of its risk management activities that do not meet the criteria for hedge accounting, as defined by SFAS No. 133, as amended, are marked to fair value with unrealized gains or losses reported currently in earnings.

s.               Advertising expenses — Advertising expenses are expensed as incurred and are included in selling and delivery, and general and administrative expenses in the accompanying consolidated statements of operations and totaled $571, $122 and $98 in the fiscal years 2009, 2008 and 2007, respectively.

t.                 Accrued compensation expenses — Accrued compensation expenses of $2,253 and $2,074 are included in accrued expenses in the accompanying consolidated balance sheets for the fiscal years 2009 and 2008, respectively.

u.              Reclassifications — Certain reclassifications have been made to the 2008 and 2007 balances in order for them to conform to the 2009 presentation.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 28, 2009, March 29, 2008 and March 31, 2007

(In Thousands)

2.               Deferred Financing Costs

Deferred financing costs consist of the following at March 28, 2009 and March 29, 2008:

	2009	2008

Deferred financing costs	$283	$133
Accumulated amortization	(180)	(92)

Net deferred financing costs	$103	$41

Future deferred financing amortization expense will be as follows:

2010	$89
2011	13
2012	1

$103

3.     Long-Term Debt

Long-term debt consists of the following at March 28, 2009 and March 29, 2008:

	2009	2008
Long-term revolving line of credit, maturing March 31, 2011, interest payable monthly, variable interest rate of LIBOR plus 3.50%; secured by accounts receivable, inventories and the Atlanta and Pine Mountain Valley facilities.	$17,300	$6,725

Term note payable; fixed interest rate of 7.86%, principal and interest payable monthly of $290, through maturity on April 1, 2011; secured by the Collinsville plant, Dalton hatchery and Rockmart feedmill.	14,199	16,468

Capital lease payable, fixed interest at 6.86%, principal and interest payable monthly of $3, through maturity on March 14, 2010; secured by certain equipment.	38	—
	31,537	23,193
Less current maturities	2,488	2,269

Long-term debt, less current maturities	$29,049	$20,924

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 28, 2009, March 29, 2008 and March 31, 2007

(In Thousands)

3.             Long-Term Debt (cont.)

During 2007, the Company entered into a new financing agreement, in which the term loan was paid off and terminated, the long-term revolving line of credit and related interest rate were reduced, the maturity date was extended through January 24, 2010, and the restrictive covenants were relaxed.

On April 30, 2008, the Company amended its long-term revolving line of credit agreement.  The amended agreement increased the facility to $17,500 and the interest rate to a variable rate equal to 3.50% over the 90-day London InterBank Offered Rate (“LIBOR”).  The collateral for the facility now includes the Company’s real estate located in Atlanta, Georgia.  In addition, the maturity date of the agreement is now March 31, 2011.

The Company completed a new long-term revolving line of credit agreement on September 5, 2008.  There were three primary changes to the previous agreement:  (1) An increase in the capacity of the revolving credit facility to $21 million.  (2) The covenant concerning the borrowers’ minimum tangible net worth was reduced from $40 million to $35 million.  (3) The advance rate with respect to eligible receivables was increased from 60% to 70%.  The maturity date of the new agreement remained March 31, 2011.

On November 3, 2008, the Company entered into an amended long-term revolving line of credit agreement retroactive to September 27, 2008, which temporarily lowered the tangible net worth requirement from $35 million to $30 million through the first quarter of fiscal 2010 (quarter ending June 27, 2009).  This was extended on June 5, 2009, through January 2, 2010.

On January 29, 2009, the Company entered into an amended long-term revolving line of credit agreement, effective as of that date.  There are eight primary changes to the existing Agreement between the parties:  (1) An increase in the capacity of the revolving credit facility to $25,150.  (2) The creation of a supplemental revolving master note in the principal amount of $4,150 and maturing on October 31, 2009.  (3) The addition of the right to obtain letters of credit issued by lender in favor of third persons in face principal amounts not exceeding $1,000 at any time outstanding.  (4) The limiting of borrowers’ rights to obtain letters of credit issued by lender only pursuant to such supplemental revolving master note and only when borrowers have available revolving credit (which will be determined by including in the definition thereof both the unpaid principal amount of all unpaid revolving loans and also the aggregate face principal amount of all outstanding letters of credit).  (5) Additions of the limitations of the borrowers’ rights to obtain revolving loans pursuant to the supplemental revolving master note only when lender has fully advanced the entire $21,000 principal amount of the primary revolving master note and borrowers also still have available revolving credit.  (6) The addition of the collateral consisting of Cagle’s processing plant located in Pine Mountain Valley, Georgia.  (7) The advance rate with respect to eligible inventories is being increased from 40% to 60% and the advance rate with respect to eligible receivables is being increased from 70% to 80%.  (8) The interest rates were modified by the following provisions: (a) Interest will accrue on the unpaid principal balance of the revolving loans, from time to time outstanding, evidenced by the primary revolving master note at the LIBOR variable rate plus 3.50% (350 basis points), (b) Interest will accrue on the unpaid principal balance of the revolving loans, from time to time outstanding, evidenced by the supplemental revolving master note at the LIBOR variable rate plus 5.00% (500 basis points).  As of March 28, 2009, the Company is in compliance with the revolving line of credit agreement’s covenants.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 28, 2009, March 29, 2008 and March 31, 2007

(In Thousands)

3.             Long-Term Debt (cont.)

In addition to the covenants described above, the Company must also comply with certain restrictive covenants associated with the term note payable.  These covenants require the Company to maintain (1) a maximum leverage ratio (2) minimum fixed charge coverage ratio (3) minimum adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) and (4) capital expenditures not to exceed certain limits.  The Company is not in compliance with the term note payable debt covenants, but has waivers through April 5, 2010.

The Company has available borrowings of $7,350 on the revolving line of credit as of March 28, 2009.

Aggregate maturities of long-term debt during the years subsequent to March 28, 2009 are as follows:

2010	$2,488
2011	29,049

$31,537

As of March 28, 2009, and in accordance with the amended revolving line of credit agreement, the lender has issued a $500 letter of credit in favor of a third party related to the Company’s self-insurance workers’ compensation liabilities.

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

Income tax expense (benefit) is reflected in the consolidated statements of operations as follows:

	2009	2008	2007

Current income tax expense (benefit)	$—	$—	$(349)
Change in valuation allowance	545	186	546
	545	186	197
Change in deferred tax expense (benefit)	(6,931)	(571)	4,576

Income tax expense (benefit)	$(6,386)	$(385)	$4,773

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 28, 2009, March 29, 2008 and March 31, 2007

(In Thousands)

4.             Income Taxes (cont.)

A reconciliation between income tax expense (benefit) computed at the federal statutory rate and the Company’s income tax rate is as follows:

	2009	2008	2007

Federal income taxes (benefit) at statutory rate	$(6,079)	$—	$1,813
State income taxes (benefit)	(715)	—	107
Change in valuation allowance	545	186	546
Jobs and investment tax credits	(98)	(98)	(823)
Write-off of jobs and investment tax credits	—	—	3,206
Accounting method change	—	—	1,631
Other	(39)	(473)	(1,707)

	$(6,386)	$(385)	$4,773

Components of the net deferred income tax asset (liability) at March 28, 2009 and March 29, 2008 relate to the following:

	2009	2008
Deferred income tax assets
Tax credit carryforwards	$10,731	$10,871
Net operating loss carryforwards	10,136	4,365
Accrued expenses	393	468
Other	80	157
	21,340	15,861
Less valuation allowance	(4,434)	(4,979)
	16,906	10,882
Deferred income tax liabilities
Family farm cash-basis deferral	(1,546)	(1,874)
Inventories	(3,308)	(4,687)
Property and depreciation	(5,265)	(4,206)
Other	(192)	(292)
	(10,311)	(11,059)

Net deferred income tax asset (liability)	$6,595	$(177)

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 28, 2009, March 29, 2008 and March 31, 2007

(In Thousands)

4.             Income Taxes (cont.)

The Company has federal and state net operating loss carryforwards of $24,436 and $21,656, respectively.  The Company also has federal and state tax credit carryforwards of $10,731.  The net operating loss and tax credit carryforwards are available to reduce income taxes through 2028.  Realization of these future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for a significant portion of the deferred tax asset associated with the tax credit carryforwards.  The Company expects to fully utilize the federal and state net operating loss carryforwards and, accordingly, there is no valuation allowance associated with the net operating loss carryforwards.

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” effective April 1, 2007.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company had no significant unrecognized tax benefits at the date of adoption or at March 28, 2009.  Accordingly, the Company does not have any interest or penalties related to uncertain tax positions.  However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense.  Tax periods for all years after 2004 remain open to examination by the federal and state taxing jurisdictions to which it is subject.

5.             Stockholders’ Equity

Beginning in 1990, the Board of Directors (the “Board”) authorized the purchase of up to $2,500 of the Company’s stock on the open market.  In February 2000, the Board increased the authorized amount to $15,000.  The Company purchased 27 shares for $57 during 2009.  Through March 28, 2009, 797 shares had been repurchased by the Company at a total cost of $10,158.  The Company has accounted for these shares using the retirement method.

6.             Investment in Unconsolidated Affiliate

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

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 28, 2009, March 29, 2008 and March 31, 2007

(In Thousands)

6.             Investment in Unconsolidated Affiliate (cont.)

The Company accounted for its investment in affiliate using the equity method.  The Company’s share of affiliate’s earnings was $1,317 for the fiscal year ended March 31, 2007.  Additionally, the Company earned $357 in administrative service fees charged to the affiliate for the year ended March 31, 2007.

7.             Related Parties

The firm of Byrne, Davis & Hicks, P.C. in which G. Bland Byrne III, a director of the Company, is a principal, received $216, $260 and $246 during the fiscal years 2009, 2008 and 2007, respectively.  The payments received are for fees incurred for legal services rendered to the Company and its subsidiaries.

Included in other assets at March 28, 2009 and March 29, 2008 is a receivable of $1,242 due to the company from two related party life insurance irrevocable trusts.

8.             Major Customers

The Company had sales to one individual customer, which exceeded 10% of total sales for fiscal years 2009, 2008 and 2007.  Accounts receivable and sales from this customer as of and for the years ended March 28, 2009, March 29, 2008 and March 31, 2007 was as follows:

	Sales		Accounts Receivable
Fiscal Year	Amount	Percentage	Amount	Percentage

2009	$48,316	17%	$2,046	14%
2008	33,679	12%	2,074	15%
2007	29,461	13%	1,521	11%

9.             Benefit Plans

Under a collective bargaining agreement, the Company contributes to a multi-employer pension plan for the benefit of certain employees who are union members.  A separate actuarial valuation for this plan is not made for the Company.  Accordingly, information with respect to accumulated plan benefits and net assets available for benefits is not available.  Under the Employee Retirement Income Security Act of 1974, as amended in 1980, an employer, upon withdrawal from a multi-employer plan, is required, in certain cases, to continue funding its proportionate share of the plan’s unfunded vested benefits.  The Company’s contribution rate is a fixed-dollar amount per eligible employee.  The Company made total contributions to the union plan of $103, $109 and $119 in fiscal years 2009, 2008 and 2007, respectively.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 28, 2009, March 29, 2008 and March 31, 2007

(In Thousands)

9.             Benefit Plans (cont.)

The Company has an elective 401(k) retirement plan for employees not covered by a collective bargaining agreement.  Under the plan, the Company matches 50% of each participating employee’s contributions.  The Company’s contribution is limited to 2% of the participating employee’s salary.  Additional contributions may be made at the discretion of the Company’s Board.  The Company made matching contributions of $195, $191 and $131 in fiscal years 2009, 2008 and 2007, respectively.  No discretionary Company contributions have been made to this plan.

The Company does not provide postretirement medical or other benefits to employees.

10.       Commitments and Contingencies

The Company leases certain of its buildings, equipment and vehicles under non-cancelable operating leases.  The consolidated statements of operations include rental expense relating to these operating leases of $1,429, $870 and $1,048 in fiscal years 2009, 2008 and 2007, respectively.

At March 28, 2009, future minimum payments under noncancelable operating leases were as follows:

2010	$1,464
2011	1,282
2012	1,153
2013	780
2014	99

$4,778

In previous years, the Company was involved in purported class action litigation brought on by several independent growers. As of March 28, 2009, the Company continues to vigorously defend the two remaining grower lawsuits, both of which are pending on appeals by the growers, after summary judgment was granted in favor of the Company.  The Company has not accrued any losses in connection with the remaining lawsuits.

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

At March 28, 2009, the Company had a total of 1,865 employees.  Of this total, 1,672 are hourly workers and 193 are salaried.  Approximately 34% of the Company’s hourly employees are represented by a union.  None of the Company’s salaried employees are represented by a union.  The labor agreement has been in existence for over 20 years.  A renewal was renegotiated for the previous agreement which had expired on October 31, 2008.  The new agreement was ratified by the union on February 7, 2009, and it will expire on October 31, 2011.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 28, 2009, March 29, 2008 and March 31, 2007

(In Thousands)

11.       Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables or other financial instruments with a variety of customers and cash and cash investment deposited with financial institutions.

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

The Company, at various times through the years, maintained cash balances with certain financial institutions in excess of Federal Deposit Insurance Corporation insured limits.  As of March 28, 2009, and March 29, 2008, the Company had $996 and $1,044, respectively, in financial institutions in excess of federally insured amounts.

12.       Capital Resources

The Company sustained a loss of $17,880 before income taxes during the most recent year and has had negative cash flows from operations during each of the last three years.  In addition, the Company has received modifications to certain debt covenants.  At March 28, 2009, the Company had cash and cash equivalents of $1,246, stockholders equity of $31,984, and available borrowings under their line of credit agreement of $7,350.  The Company believes cash flows from operations and financing commitments will be sufficient to meet its capital resources and liquidity needs over the next year.  Management has also developed plans to improve plant operating results and efficiency in order to increase overall margins.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 28, 2009, March 29, 2008 and March 31, 2007

(In Thousands)

13.       Comprehensive Income

Comprehensive income includes net earnings and all other changes in equity during a period except those resulting from investments by or distributions to stockholders.  Other comprehensive income for all periods presented consists of fair value adjustments associated with cash flow hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

	2009	2008	2007

Net income (loss)	$(11,494)	$(773)	$559
Cash flow hedges	(1,633)	65	—
Reclassification to net earnings	(386)	833	—
Tax (expense) benefit	727	(468)	—

Total comprehensive income (loss)	$(12,786)	$(343)	$559

Prior to the end of the second quarter of 2009, the Company held commodity futures contracts which were designated as a cash flow hedges, whereby the contracts were recorded at fair value on the consolidated balance sheets as either an asset or liability with any changes in fair value recorded in accumulated other comprehensive income (loss).  In a cash flow hedge, a futures contract would exactly match the pricing date of the relevant anticipated inventory purchases.  Through the end of the second quarter 2009, the Company continued to be able to match the futures contract with the anticipated inventory purchases, therefore, entering into an effective hedge transaction.  However, due to the volatility of the grain markets, the Company concluded it was no longer practical to keep the futures.

As a result, the Company voluntarily discontinued hedge accounting in the second quarter of 2009 by de-designating the previously defined hedge relationship.  The de-designation of the cash flow hedge was done in accordance with Derivatives Implementation Group (“DIG”) Issue Nos. G3, G17, G18 and G20, which generally require that the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income (loss), unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.  As such the Company continues to hold inventory purchase agreements in excess of futures contracts and have no indication that the futures commitment on the hedged inventory purchases is in jeopardy of discontinuing.  Therefore, the deferred losses related to the derivative that were de-designated were not recognized immediately and are expected to be reclassified into earnings during the contractual terms of the inventory purchases.  The Company expects pretax losses totaling $1,347, recorded as accumulated other comprehensive income (loss) at March 28, 2009 related to cash flow hedges, will be recognized within the next 12 months.  The Company generally has no hedge cash flows related to commodities beyond 12 months.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 28, 2009, March 29, 2008 and March 31, 2007

(In Thousands)

14.       Quarterly Financial Data (Unaudited)

Quarterly financial data is as follows (in thousands, except per share data):

				Earnings (Loss)
		Operating	Net	Per Share
		Income	Income	(Basic and
	Net Sales	(Loss)	(Loss)	Diluted)
Fiscal year 2009 quarter ended:
June 28, 2008	$76,921	$(4,179)	$(2,996)	$(0.65)
September 28, 2008	75,632	(7,956)	(5,483)	(1.18)
January 3, 2009	73,525	(3,253)	(2,520)	(0.54)
March 28, 2009	66,507	(289)	(495)	(0.11)

Fiscal year 2008 quarter ended:
June 30, 2007	$71,862	$2,744	$1,536	$0.33
September 29, 2007	76,067	2,499	1,375	0.29
December 29, 2007	66,920	(2,485)	(1,769)	(0.38)
March 29, 2008	68,800	(2,623)	(1,915)	(0.41)

Fiscal year 2007 quarter ended:
July 1, 2006	$54,277	$(3,120)	$(1,762)	$(0.37)
September 30, 2006	62,017	(3,609)	6,499	1.37
December 30, 2006	56,374	(4,673)	(3,157)	(0.67)
March 31, 2007	61,268	(1,210)	(1,021)	(0.21

15.       New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  Beginning September 28, 2008, the Company partially applied SFAS No. 157 as allowed by FASB Staff Position (“FSP”) SFAS No. 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and liabilities.  As of September 28, 2008, the Company applied the provisions of SFAS No. 157 to the financial instruments and the impact was not material.  Under FSP SFAS No. 157-2, the Company will be required to apply SFAS No. 157 to the nonfinancial assets and liabilities at the beginning of fiscal 2010.  The Company is currently reviewing the applicability of SFAS No. 157 to the nonfinancial assets and liabilities, as well as the potential impact on the consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 28, 2009, March 29, 2008 and March 31, 2007

(In Thousands)

15.       New Accounting Pronouncements (cont.)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115.”  This statement provides companies with an option to report selected financial assets and liabilities firm commitments, and nonfinancial warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period.  At September 28, 2008, the Company did not elect the fair value option under SFAS No. 159 and, therefore, there was no impact to the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”  SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008; therefore, the Company expects to adopt SFAS No. 141R for any business combinations entered into beginning in fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” — an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Before this statement was issued, limited guidance existed for reporting noncontrolling interests.  As a result, considerable diversity in practice existed.  So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity.  This statement improves comparability by eliminating that diversity.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year ends).  Earlier adoption is prohibited.  The Company’s management does not anticipate this pronouncement will have a significant impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” — an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance and cash flows.  SFAS No. 161 applies to all entities and is effective for consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged.  The Company’s management does not anticipate this pronouncement will have a significant impact on the consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 28, 2009, March 29, 2008 and March 31, 2007

(In Thousands)

15.       New Accounting Pronouncements (cont.)

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP SFAS No. 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142, “Goodwill and Other Intangible Assets,” entity-specific factors.  FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company).  The Company’s management does not anticipate this pronouncement will have a significant impact on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the “GAAP hierarchy”).  SFAS No. 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of “Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations and financial position.

SCHEDULE II — Valuation and Qualifying Accounts

Col A	Col B	Col C		Col D	Col E
		ADDITIONS
	Balance at	Charged to	Charged		Balance
	Beginning of	Costs and	to Other		at end
DESCRIPTION	Period	Expenses	Accounts	Deductions	of Period
Year ended March 28, 2009
Reserves and Allowances deducted from asset accounts:
Allowance for doubtful accounts	$637	$—	$—	$451	$186
Year ended March 29, 2008
Reserves and Allowances deducted from asset accounts:
Allowance for doubtful accounts	$662	$—	$—	$25	$637
Year ended March 31, 2007
Reserves and Allowances deducted from asset accounts:
Allowance for doubtful accounts	$320	$517	$—	$175	$662

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on accounting or financial disclosure matters.

Item 9A:  Controls and Procedures

(a)                                Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and procedures.

(b)                                Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 28, 2009.

(c)                                Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  During the fiscal year ended March 28, 2009, management implemented several controls regarding financial reporting in response to material weaknesses that were identified during the prior year.

(d)                                Integrated Audit of Financial Statements

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  The Company’s registered public accounting firm will perform an audit of internal control over financial reporting that is integrated with the audit of financial statements of and for the fiscal year ended April 3, 2010.

Item 9B:  Other Information

None

PART III

Item 10:  Directors, Executive Officers and Code of Ethics

The information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held July 17, 2009 and is incorporated herein by reference.  The Company has adopted a Code of Ethics, which applies to the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.  The full text of the Code of Ethics was included as an exhibit with the 2004 annual report.

Item 11:  Executive Compensation

The information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held July 17, 2009 and is incorporated herein by reference.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held July 17, 2009 and is incorporated herein by reference.

Item 13:  Certain Relationships and Related Transactions

The information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held July 17, 2009 and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 17, 2009 and is incorporated herein by reference.

PART IV

Item 15:  Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)1.                      Financial Statements

The following consolidated financial statements of Cagle’s, Inc. and Subsidiary are filed as part of this report:

Consolidated Balance Sheets as of March 28, 2009 and March 29, 2008

Consolidated Statements of Operations for the Years Ended March 28, 2009, March 29, 2008 and March 31, 2007

Consolidated Statements of Stockholder’s Equity for the Years Ended March 28, 2009, March 29, 2008 and March 31, 2007

Consolidated Statements of Cash Flows for the Years Ended March 28, 2009, March 29, 2008 and March 31, 2007

Notes to Consolidated Financial Statements as of and for the Years Ended March 28, 2009, March 29, 2008 and March 31, 2007

(a)2.                      Financial Statement Schedules

The following financial statement schedules are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Schedule II — Valuation and Qualifying Accounts

(a)3.                      Exhibits

3.1 Articles of Incorporation of the Registrant. (4)

3.2 Bylaws of the Registrant. (2)

13.2 Cagle’s, Inc. Proxy statements for Registrant’s 2009 annual meeting of shareholders. (1)

14.1 Code of Ethics. (3)

23.1 Consent of independent registered public accounting firm, FROST, PLLC. (1)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).  (1)

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).  (1)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.  (1)

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.  (1)

99.1 Audited financial statements of unconsolidated affiliates: Cagle’s Keystone Foods, L.L.C. for 08/15/06.

(FROST, PLLC, formerly Moore Stephens Frost, PLC)  (5)

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

Cagle’s, Inc.

BY:	/s/ J. Douglas Cagle
Chairman, Chief Executive Officer and President
June 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities indicated and on June 11, 2009:

/s/ J. Douglas Cagle	Director and Chairman, Chief Executive Officer and President
/s/ G. Bland Byrne	Director
/s/ Candace Chapman	Director
/s/ Panos J. Kanes	Director
/s/ Edward J Rutkowski	Director
/s/ Mark M. Ham IV	Director and Executive Vice President and Chief Financial Officer
/s/ James David Cagle	Director and Vice President
/s/ George Douglas Cagle	Director and Vice President

Officers and Directors

Cagle’s, Inc.
Officers

J. DOUGLAS CAGLE
Chairman, Chief Executive Officer
and President

MARK M. HAM IV	Subsidiary
Executive Vice President and CFO	Cagle Farms, Inc.

A. BRAD HARP	Officers
Vice President of Live Operations	J. DOUGLAS CAGLE
Chairman, Chief Executive Officer
RORY M. MORRIS	and President
Vice President of Plant Operations
A. BRAD HARP
TROY DALE TOLBERT	Vice President of Live Operations
Vice President of Sales and Marketing
MARK M. HAM IV
GEORGE L. PITTS	Executive Vice President & CFO
Corporate Secretary and Treasurer
Vice President of Accounting	GEORGE L. PITTS
Corporate Secretary and Treasurer
JAMES DAVID CAGLE	Vice President of Accounting
Vice President
Board of Directors
GEORGE DOUGLAS CAGLE
Vice President	J. DOUGLAS CAGLE
Chairman, Chief Executive Officer
Board of Directors	and President, Cagle’s, Inc./
Cagle Farms, Inc.
J. DOUGLAS CAGLE
Chairman, Chief Executive Officer	MARK M. HAM IV
and President, Cagle’s, Inc.	Executive Vice President & CFO
Cagle’s, Inc./Cagle Farms, Inc.
GEORGE DOUGLAS CAGLE
Vice President, Cagle’s, Inc.	GEORGE DOUGLAS CAGLE
Vice President
JAMES DAVID CAGLE
Vice President, Cagle’s, Inc.

CANDACE CHAPMAN
Director of Marketing, Real Estate Management Services, LLC

MARK M. HAM IV
Executive Vice President and CFO, Cagle’s, Inc.

PANOS KANES
Partner Kanes & Benator, Attorneys at Law, LLC
Partner Kanes, Benator & Company, LLC - CPAs

G. BLAND BYRNE
Principal, Byrne, Davis & Hicks, P.C.

EDWARD J. RUTKOWSKI
Managing Director, I-ASSURANCE
President of Database Georgia, Inc.

Audit Committee

CANDACE CHAPMAN, Chair
PANOS KANES
EDWARD J. RUTKOWSKI

Annual Stockholders’ Meeting

The Annual Stockholders’ Meeting will be conducted at the Corporate Headquarters, 1385 Collier Road NW, Atlanta, Georgia, at 11:00 A.M. on Friday, July 17, 2009.

Form 10-K

The Form 10-K Annual Report for 2009, as filed by the Company with the Securities and Exchange Commission, is available to Cagle’s, Inc. stockholders after June 17, 2009 on our website www.cagles.net or request in writing to, MARK M. HAM IV, Executive Vice President and CFO, Cagle’s, Inc., 1385 Collier Road NW, Atlanta, Georgia 30318

General Information

Registrar and Transfer Agent

Computershare Investor Services, LLC

Golden, CO

Legal Counsel

Byrne, Davis & Hicks, P.C.

Atlanta, GA

Independent Registered Public Accounting Firm

Frost, PLLC

Little Rock, AR

Facilities

Corporate Headquarters

1385 Collier Road NW

Atlanta, Georgia 30318

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