Form 10-Q
period 2009-06-27
CAGLES INC
filed 2009-08-11
CIK 16104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009 or

☐                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 1-7138

CAGLE’S, INC.

(Exact Name Of Registrant As Specified In Its Charter)

GEORGIA	58-0625713
(State Of Incorporation)	(I.R.S. Employer Identification No.)

1385 COLLIER ROAD NW, ATLANTA, GA	30318
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 355-2820

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class A Common Stock at $1.00 par value	4,615,233 shares as of August 3, 2009.

FORM 10-Q

Cagle’s, Inc.

June 27, 2009

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Values)

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

	June 27, 2009
	(Unaudited)	March 28, 2009
Assets
Current assets
Cash and cash equivalents	$1,464	$1,246
Trade accounts receivable, less allowance for doubtful accounts of $186 and $186 at June 2009 and March 2009	15,916	14,170
Inventories	27,617	27,181
Other current assets	471	201
Total current assets	45,468	42,798
Property, plant and equipment, at cost
Land	1,976	1,976
Buildings and improvements	59,686	59,686
Machinery, furniture and equipment	41,034	41,034
Vehicles	4,859	4,691
Construction in progress	782	645
	108,337	108,032
Less accumulated depreciation	72,279	71,249
Property, plant and equipment, net	36,058	36,783
Other assets
Deferred financing costs, net	81	103
Deferred income taxes	8,892	9,775
Other assets	1,497	1,693
Total other assets	10,470	11,571
Total assets	$91,996	$91,152

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$2,531	$2,488
Accounts payable	20,782	19,989
Accrued expenses	4,696	4,462
Deferred income taxes	3,180	3,180
Total current liabilities	31,189	30,119
Long-term debt, less current maturities	27,301	29,049
Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 9,000 shares authorized, 4,616 and 4,638 shares issued and 4,615 and 4,637 shares outstanding at June 2009 and March 2008, respectively	4,615	4,637
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	3,601	3,627
Retained earnings	25,945	24,662
Accumulated other comprehensive income (loss)	(575)	(862)
Total stockholders’ equity	33,506	31,984
Total liabilities and stockholders’ equity	$91,996	$91,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	13 Weeks Ended	13 Weeks Ended
	June 27, 2009	June 28, 2008

Net sales	$78,015	$76,921

Costs and expenses
Cost of sales	71,708	77,577
Selling and delivery	2,197	2,332
General and administrative	1,665	1,192
Total costs and expenses	75,570	81,101

Operating income (loss)	2,445	(4,180)

Other income (expense)
Interest expense	(442)	(489)
Other income (expense), net	2	(12)
Total other income (expense), net	(440)	(501)

Income (loss) before income taxes	2,005	(4,681)

Income tax expense (benefit)	722	(1,685)

Net income (loss)	$1,283	$(2,996)

Weighted-average common shares outstanding
Basic	4,619	4,664
Diluted	4,619	4,664

Per common share
Net income (loss)
Basic	$0.28	$(0.64)
Diluted	$0.28	$(0.64)
Dividends per common share	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	13 Weeks Ended	13 Weeks Ended
	June 27, 2009	June 28, 2008
Cash flows from operating activities
Net income (loss)	$1,283	$(2,996)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	1,030	976
Amortization	22	13
(Gain) loss on sale of property, plant and equipment	(2)	—
Deferred income tax expense (benefit)	722	(871)
Changes in operating assets and liabilities
Trade accounts receivable, net	(1,746)	(3,031)
Inventories	(436)	481
Refundable income taxes	—	(740)
Other current assets	(270)	1,740
Accounts payable	157	2,810
Accrued expenses	682	(37)
Net cash provided by (used in) operating activities	1,442	(1,655)
Cash flows from investing activities
Purchases of property, plant and equipment	(305)	(554)
Proceeds from sale of property, plant and equipment	2	—
Proceeds from redemption of life insurance	180	—
(Increase) decrease in other assets	16	(239)
Net cash provided by (used in) investing activities	(107)	(793)
Cash flows from financing activities
Proceeds on revolving line of credit	23,350	20,250
Payments on revolving line of credit	(24,450)	(17,550)
Payments of long-term debt	(605)	(561)
Increase in negative book cash balances	636	89
Repurchase of stock	(48)	—
Net cash provided by (used in) financing activities	(1,117)	2,228
Net increase (decrease) in cash and cash equivalents	218	(220)
Cash and cash equivalents - beginning of period	1,246	1,279
Cash and cash equivalents - end of period	$1,464	$1,059
Supplementary disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$429	$469
Income taxes, net	—	(108)
Supplementary disclosures of noncash transactions
Net unrealized gain on hedging activities	$287	$1,447
Assets acquired pursuant to capital lease obligations	—	74

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 27, 2009

(In Thousands)

(Unaudited)

1.     Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle’s, Inc. and its wholly owned subsidiary Cagle Farms, Inc. (collectively, the “Company”) as of June 27, 2009 and the results of their operations for the 13 weeks ended June 27, 2009 and the 13 weeks ended June 28, 2008.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Results of operations for the 13 weeks ended June 27, 2009 are not necessarily indicative of results to be expected for the full fiscal year ending April 3, 2010.

The consolidated balance sheet at March 28, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 28, 2009.

2.     Significant Accounting Policies

Refer to the Company’s 2009 annual report on Form 10-K, Note 1 to Consolidated Financial Statements, for a description of significant accounting policies.  There have been no material changes to these accounting policies.

3.     Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company’s cash management system allows the Company to fund outstanding checks when presented to the financial institution for payment resulting in book overdrafts.  Book overdrafts are recorded in accounts payable in the consolidated balance sheets and changes are reflected as a financing activity in the consolidated statements of cash flows.  As of June 27, 2009 and March 28, 2009, the Company had book overdrafts of $5,598 and $4,962, respectively.

4.     Inventories

Inventories consist of the following at June 27, 2009 and March 28, 2009:

	June 2009	March 2009

Finished products	$3,447	$5,692
Field inventory and breeders	16,569	15,509
Feed, eggs and medication	6,200	4,659
Supplies	1,401	1,321

	$27,617	$27,181

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 27, 2009

(In Thousands)

(Unaudited)

5.     Long-Term Debt

Long-term debt consists of the following at June 27, 2009 and March 28, 2009:

	June 2009	March 2009
Long-term revolving line of credit, maturing March 31, 2011, interest payable monthly, variable interest rate of LIBOR plus 3.50%; secured by accounts receivable, inventories and the Atlanta and Pine Mountain Valley facilities.	$16,200	$17,300

Term note payable; fixed interest rate of 7.86%, principal and interest payable monthly of $290, through maturity on April 1, 2011; secured by the Collinsville plant, Dalton hatchery and Rockmart feedmill.	13,603	14,199

Capital lease payable, fixed interest at 6.86%, principal and interest payable monthly of $3, through maturity on March 14, 2010; secured by certain equipment.	29	38
	29,832	31,537
Less current maturities	2,531	2,488

Long-term debt, less current maturities	$27,301	$29,049

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

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 27, 2009

(In Thousands)

(Unaudited)

5.     Long-Term Debt (cont.)

On January 29, 2009, the Company entered into an amended long-term revolving line of credit agreement, effective as of that date.  There are eight primary changes to the existing Agreement between the parties:  (1) An increase in the capacity of the revolving credit facility to $25,150.  (2) The creation of a supplemental revolving master note in the principal amount of $4,150 and maturing on October 31, 2009.  (3) The addition of the right to obtain letters of credit issued by lender in favor of third persons in face principal amounts not exceeding $1,000 at any time outstanding.  (4) The limiting of borrowers’ rights to obtain letters of credit issued by lender only pursuant to such supplemental revolving master note and only when borrowers have available revolving credit (which will be determined by including in the definition thereof both the unpaid principal amount of all unpaid revolving loans and also the aggregate face principal amount of all outstanding letters of credit).  (5) Additions of the limitations of the borrowers’ rights to obtain revolving loans pursuant to the supplemental revolving master note only when lender has fully advanced the entire $21,000 principal amount of the primary revolving master note and borrowers also still have available revolving credit.  (6) The addition of the collateral consisting of Cagle’s processing plant located in Pine Mountain Valley, Georgia.  (7) The advance rate with respect to eligible inventories is being increased from 40% to 60% and the advance rate with respect to eligible receivables is being increased from 70% to 80%.  (8) The interest rates were modified by the following provisions: (a) Interest will accrue on the unpaid principal balance of the revolving loans, from time to time outstanding, evidenced by the primary revolving master note at the LIBOR variable rate plus 3.50% (350 basis points), (b) Interest will accrue on the unpaid principal balance of the revolving loans, from time to time outstanding, evidenced by the supplemental revolving master note at the LIBOR variable rate plus 5.00% (500 basis points).  As of June 27, 2009, the Company is in compliance with the revolving line of credit agreement’s covenants.

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

The Company has available borrowings of $8,450 on the long-term revolving line of credit as of June 27, 2009.

Aggregate maturities of long-term debt during the remaining current and subsequent fiscal years are as follows:

2010	$1,887
2011	27,945

$29,832

As of June 27, 2009, and in accordance with the amended revolving line of credit agreement, the lender has issued a $500 letter of credit in favor of a third party related to the Company’s self-insurance workers’ compensation liabilities.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 27, 2009

(In Thousands)

(Unaudited)

6.     Stockholders’ Equity

Beginning in 1990, the Board of Directors (the “Board”) authorized the purchase of up to $2,500 of the Company’s stock on the open market.  In February 2000, the Board increased the authorized amount to $15,000.  The Company purchased 22 shares for $48 during the 13 weeks ended June 27, 2009.  Through June 27, 2009, 819 shares had been repurchased by the Company at a total cost of $10,207.  The Company has accounted for these shares using the retirement method.

7.     Financial Instruments

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

8.     Comprehensive Income

Comprehensive income includes net earnings and all other changes in equity during a period except those resulting from investments by or distributions to stockholders.  Other comprehensive income for all periods presented consists of fair value adjustments associated with cash flow hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

	13 Weeks Ended	13 Weeks Ended
	June 27, 2009	June 28, 2008

Net income (loss)	$1,283	$(2,996)
Cash flow hedges	—	1,831
Reclassification to net earnings	448	430
Tax (expense) benefit	(161)	(814)

Total comprehensive income (loss)	$1,570	$(1,549)

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 27, 2009

(In Thousands)

(Unaudited)

8.     Comprehensive Income (cont.)

Prior to the end of the second quarter of the fiscal year ended March 28, 2009, the Company held commodity futures contracts which were designated as a cash flow hedges, whereby the contracts were recorded at fair value on the consolidated balance sheets as either an asset or liability with any changes in fair value recorded in accumulated other comprehensive income (loss).  In a cash flow hedge, a futures contract would exactly match the pricing date of the relevant anticipated inventory purchases.  Through the end of the second quarter of the fiscal year ended March 28, 2009, the Company continued to be able to match the futures contract with the anticipated inventory purchases, therefore, entering into an effective hedge transaction.  However, due to the volatility of the grain markets, the Company concluded it was no longer practical to keep the futures.

As a result, the Company voluntarily discontinued hedge accounting in the second quarter of the fiscal year ended March 28, 2009 by de-designating the previously defined hedge relationship.  The de-designation of the cash flow hedge was done in accordance with Derivatives Implementation Group (“DIG”) Issue Nos. G3, G17, G18 and G20, which generally require that the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income (loss), unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.  As such the Company continues to hold inventory purchase agreements in excess of futures contracts and have no indication that the futures commitment on the hedged inventory purchases is in jeopardy of discontinuing.  Therefore, the deferred losses related to the derivative that were de-designated were not recognized immediately and are expected to be reclassified into earnings during the contractual terms of the inventory purchases.  The Company expects pretax losses totaling $1,347, recorded as accumulated other comprehensive income (loss) as of the fiscal year ended March 28, 2009 related to cash flow hedges, will be recognized prorata through the third quarter ended January 2, 2010.  The Company generally has no hedge cash flows related to commodities beyond 12 months.

9.     Reclassifications

Certain reclassifications have been made to the June 28, 2008 Consolidated Statements of Cash Flows in order for it to conform to the current presentation.

10.   New Accounting Pronouncements

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

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 27, 2009

(In Thousands)

(Unaudited)

10.   New Accounting Pronouncements (cont.)

157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and liabilities.  As of September 28, 2008, the Company applied the provisions of SFAS No. 157 to the financial instruments and the impact was not material.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”  SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008; therefore, the Company has adopted SFAS No. 141R for any business combinations entered into in fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” — an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Before this statement was issued, limited guidance existed for reporting noncontrolling interests.  As a result, considerable diversity in practice existed.  So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity.  This statement improves comparability by eliminating that diversity.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year ends).  The Company adopted this pronouncement effective March 29, 2009, and it did not have any impact to the consolidated financial statements.

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

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 27, 2009

(In Thousands)

(Unaudited)

10.   New Accounting Pronouncements (cont.)

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

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP No. SFAS 107-1 and APB 28-1 did not have an effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which the Company adopted in the second quarter of 2009. SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of SFAS 165 did not have an effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of the Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”), to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management does not believe the adoption of SFAS 168 will have a material impact on its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The disclosures in this quarterly report are complementary to those made in the Company’s 2009 annual report on Form 10-K.

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

Results of Operations

Net Sales

Revenues for the first quarter were $78.0 million, up 1.4% reflecting a decrease in pounds sold of 4.4% and an increase in revenue per pound of poultry sold of $0.049 as compared for the same period of fiscal 2009.

Quoted market prices for products for the first quarter of fiscal 2010 versus the same period last quarter and last year as follows:

	% Change	% Change
	1st qtr. 10 vs	1st qtr. 10 vs
	4th qtr. 09	1st qtr. 09

Tenders	-4.1%	10.8%
Wings	-5.0%	39.1%
Drums	-0.2%	-7.8%
Boneless Breast	10.7%	0.9%
Boneless Thigh	6.5%	-2.7%
Leg Quarters	31.0%	-4.3%
Whole Bird without Giblets	20.8%	0.3%

Cost of sales

Cost of sales for the first quarter of fiscal 2010 decreased 7.6% as compared with the same period last year, from $77.6 million to $71.7 million. Feed ingredient prices for broilers processed in the first quarter of 2010, which represented 30% of the total cost of sales, decreased 28% as compared to the first quarter of 2009.

USDA reported corn acres planted as the second largest since 1946 and soybean acres planted as a record high. Good crop weather patterns as well as reductions in live poultry, cattle and hog inventories, which have traditionally accounted for 33%, 26% and 26% of total feed use, respectively, have resulted in declines in feed ingredient prices.

Selling and Delivery

These expenses decreased $135 thousand, or 5.8%, for the 13 weeks ended June 27, 2009 versus the 13 weeks ended June 28, 2008.

General and Administrative

These expenses increased $473 thousand, or 39.7%, for the 13 weeks ended June 27, 2009 versus the 13 weeks ended June 28, 2008.  $416 thousand of this increase is due to a period ended June 28, 2008 recovery of a prior year bad debt reserve.  Excluding this period ended June 28, 2008 event, general and administrative expenses increased $57 thousand, or 3.5%, for the 13 weeks ended June 27, 2009 versus the 13 weeks ended June 28, 2008.

Interest Expense

Interest expense decreased $47 thousand, or 9.6%, for the 13 weeks ended June 27, 2009 versus the 13 weeks ended June 28, 2008 despite average long-term debt increasing from $24.3 million to $30.7 million in the two periods.  This reflects the favorable changes in the variable interest rate component on the Company’s long-term revolving line of credit agreement.

Other Income (Expense)

Other income (expense) was $2 thousand income for the 13 weeks ended June 27, 2009 versus $(12) thousand (expense) for the 13 weeks ended June 28, 2008.

Income Taxes

Income tax expense was $722 thousand, or 36.0% of pre-tax income of $2.0 million for the 13 weeks ended June 27, 2009.  The income tax (benefit) was $(1.7) million, or 36.0% of pre-tax (loss) of $(4.7) million for the 13 weeks ended June 28, 2008.  The entire $722 thousand of income tax expense was charged against deferred tax assets, as none is currently payable due to the Company’s federal and state net operating loss carryforwards.  The Company has federal and state net operating loss carryforwards of $24.4 million and $21.7 million, respectively, as of the fiscal year ended March 28, 2009.  The Company also has federal and state tax credit carryforwards of $10.7 million as of the fiscal year ended March 28, 2009.  The net operating loss and tax credit carryforwards are available to reduce income taxes through 2028.  Realization of these future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for a significant portion of the deferred tax asset associated with the tax credit carryforwards.  The Company expects to fully utilize the federal and state net operating loss carryforwards and, accordingly, there is no valuation allowance associated with the net operating loss carryforwards.

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” effective April 1, 2007.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company had no significant unrecognized tax benefits at the date of adoption or at June 27, 2009.  Accordingly, the Company does not have any interest or penalties related to uncertain tax positions.  However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense.  Tax periods for all years after 2005 remain open to examination by the federal and state taxing jurisdictions to which it is subject.

Financial Condition and Liquidity

As of June 27, 2009, the Company’s working capital was $14.3 million and its current ratio was 1.46.  The Company’s working capital at June 28, 2008 was $20.5 million and its current ratio was 1.72.  The Company has decreased long-term debt by $1.7 million during the 13 weeks ended June 27, 2009.  The Company has spent $0.3 million on capital projects in the first three months of fiscal 2010. The Company has remaining availability of $8.45 million on its revolving credit facility, as of June 27, 2009.

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

On January 29, 2009, the Company entered into an amended long-term revolving line of credit agreement, effective as of that date.  There are eight primary changes to the existing Agreement between the parties:  (1) An increase in the capacity of the revolving credit facility to $25.15 million.  (2) The creation of a supplemental revolving master note in the principal amount of $4.15 million and maturing on October 31, 2009.  (3) The addition of the right to obtain letters of credit issued by lender in favor of third persons in face principal amounts not exceeding $1.0 million at any time outstanding.  (4) The limiting of borrowers’ rights to obtain letters of credit issued by lender only pursuant to such supplemental revolving master note and only when borrowers have available revolving credit (which will be determined by including in the definition thereof both the unpaid principal amount of all unpaid revolving loans and also the aggregate face principal amount of all outstanding letters of credit).  (5) Additions of the limitations of the borrowers’ rights to obtain revolving loans pursuant to the supplemental revolving master note only when lender has fully advanced the entire $21.0 million principal amount of the primary revolving master note and borrowers also still have available revolving credit.  (6) The addition of the collateral consisting of Cagle’s processing plant located in Pine Mountain Valley, Georgia.  (7) The advance rate with respect to eligible inventories is being increased from 40% to 60% and the advance rate with respect to eligible receivables is being increased from 70% to 80%.  (8) The interest rates were modified by the following provisions: (a) Interest will accrue on the unpaid principal balance of the revolving loans, from time to time outstanding, evidenced by the primary revolving master note at the LIBOR variable rate plus 3.50% (350 basis points), (b) Interest will accrue on the unpaid principal balance of the revolving loans, from time to time outstanding, evidenced by the supplemental revolving master note at the LIBOR variable rate plus 5.00% (500 basis points).  As of June 27, 2009, the Company is in compliance with the revolving line of credit agreement’s covenants.

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

The Company has available borrowings of $8.45 million on the long-term revolving line of credit as of June 27, 2009.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  The following accounting policies involve “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made.  In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations.  We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.  We have disclosed our critical accounting policies in our Annual Report on Form 10-K for the year ended March 28, 2009, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q.

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

Interest Rates

We currently have a term note payable with no exposure to interest rate fluctuations, as our existing indebtedness carries a fixed interest rate.  We have a revolving credit facility which carries a variable interest rate equal to the 90-day LIBOR rate published by the Wall Street Journal, plus 3.5%.

The Company had variable interest rate exposure on the revolving credit facility at June 27, 2009.  The Company’s theoretical interest rate exposure on variable rate borrowings at June 27, 2009, would be, with a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by $13.5 thousand per month and a two percentage point increase would increase future interest expense by $27.0 thousand per month.  The Company determined these amounts based on $16.2 million of variable rate borrowings at June 27, 2009, multiplied by 1.0% and 2.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges, or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

Concentration of Credit Risk

The Company deposits its cash with financial institutions which have Federal Deposit Insurance Corporation (FDIC) depository insurance, which insures bank balances up to $250 thousand per bank.  At June 27, 2009, the Company’s cash balances in FDIC insured bank accounts totaled approximately $1.5 million which exceeds the Federal Deposit Insurance Corporation limit of $250 thousand.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”).   Based on that evaluation, management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

Changes in internal controls

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is routinely involved in various lawsuits and legal matters on an ongoing basis as a result of day to day operations; however, the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company or its business.

Item 1.A.  Risk Factors

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

Deterioration of Economic Conditions

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

Changes in Consumer Preference

The food industry in general is subject to changing consumer trends, demands, and preferences.  Trends within the food industry change often, and failure to identify and react to changes in these trends could lead to, among other things, reduced demand and price reductions for our products, and could have an adverse effect on our financial results.

The Loss of One or More of Our Largest Customers

Our business could suffer significant set backs in sales and operating income if our customers’ plans and/or markets should change significantly, or if we lost one or more of our largest customers.   Many of our agreements with our customers are generally short-term, primarily due to the nature of our products, industry practice, and the fluctuation in demand and price for our products.

Members of the Cagle’s Family can Exercise Significant Control

Members of the Cagle’s family beneficially own, in the aggregate, 64.56% of our outstanding common stock, giving them control of approximately 65% of the total voting power of our outstanding voting stock.  In addition, three members of the Cagle’s family serve on our Board of Directors.  As a result, members of the Cagle’s family have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets, and other corporate transactions.  This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding our purchases of common stock during the periods indicated.  Amounts in thousands except Average Price Paid Per Share.

			Approximate
			Dollar Value
	Total Number	Average	of Shares that
	of Shares	Price Paid	May Yet Be
	Purchased	Per Share	Purchased (1)

March 29, 2009 - June 27, 2009	22	$2.20	$4,793
March 30, 2008 - March 28, 2009	27	2.13	4,841
April 1, 2007 - March 29, 2008	79	7.74	4,898
April 2, 2006 - March 31, 2007	55	7.92	5,508

(1)                      In 1990, the Board of Directors authorized the purchase of up to $2.5 million which was subsequently increased to $15.0 million in February 2000.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On July 17, 2009, the Company held its Annual Meeting of Shareholders.  The following items (3) were submitted to a vote of shareholders through the solicitation of proxies:

(1)          To fix the number of members of the Board of Directors at eight (8), and to elect the members thereof

Election of Directors

The following persons were elected to serve as directors on the Company’s Board of Directors until the 2010 Annual Meeting of Shareholders or until their successors have been duly elected and qualified or until the earlier of their resignation or removal.  Voting results were as follows:

	For	Against (a)

J. DOUGLAS CAGLE	3,686,591	757,159
PANOS KANES	4,369,700	74,050
G. BLAND BYRNE III	3,674,097	769,653
CANDACE CHAPMAN	4,369,700	74,050
EDWARD J. RUTKOWSKI	4,369,700	74,050
MARK M. HAM IV	3,669,267	774,483
GEORGE DOUGLAS CAGLE	3,670,691	773,059
JAMES DAVID CAGLE	3,670,691	773,059

(2)          To ratify the appointment of Frost, PLLC as the independent registered public accounting firm for the fiscal year ending April 3, 2010.

For	Against	Abstentions	Non-Votes

4,381,836	61,914	0	0

(3)          Shareholder proposal regarding greenhouse-gas emissions.

For	Against	Abstentions	Non-Votes

29,642	3,775,999	482	637,627

(a)          In determining the results of voting, abstentions or authorizations withheld and broker non-votes have the same effect as a vote against.

Item 5.  Other Information

None

Item 6.  Exhibits

3.1	Articles of Incorporation of the Registrant. (2)
3.2	Bylaws of the Registrant. (3)
14.1	Code of Ethics. (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a). (1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a). (1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

(1) Filed herewith.

(2) Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the year ended April 2, 2005.

(3) Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarter ended October 2, 2004.

(4) Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the year ended April 3, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cagle’s, Inc. (Registrant)

BY:	/s/ J. Douglas Cagle
Chairman, Chief Executive Officer and President
August 10, 2009

BY:	/s/ Mark M. Ham IV
Executive Vice President and Chief Financial Officer
August 10, 2009