Form 10-Q
period 2009-10-03
CAGLES INC
filed 2009-11-17
CIK 16104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class A Common Stock at $1.00 par value	4,615,233 shares as of November 16, 2009.

FORM 10-Q

Cagle’s, Inc.

October 3, 2009

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Values)

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

	October 3, 2009	March 28, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,256	$1,246
Trade accounts receivable, less allowance for doubtful accounts of $186 and $186 at October 2009 and March 2009	14,838	14,170
Inventories	26,550	27,181
Other current assets	1,660	201
Total current assets	44,304	42,798
Property, plant and equipment, at cost
Land	1,976	1,976
Buildings and improvements	59,686	59,686
Machinery, furniture and equipment	41,928	41,034
Vehicles	4,979	4,691
Construction in progress	293	645
	108,862	108,032
Less accumulated depreciation	73,447	71,249
Property, plant and equipment, net	35,415	36,783
Other assets
Deferred financing costs, net	59	103
Deferred income taxes	8,342	9,775
Other assets	1,497	1,693
Total other assets	9,898	11,571
Total assets	$89,617	$91,152

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$2,601	$2,488
Accounts payable	18,745	19,989
Accrued expenses	4,757	4,462
Deferred income taxes	3,180	3,180
Total current liabilities	29,283	30,119
Long-term debt, less current maturities	25,850	29,049
Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 9,000 shares authorized, 4,616 and 4,638 shares issued and 4,615 and 4,637 shares outstanding at October 2009 and March 2009, respectively	4,615	4,637
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	3,601	3,627
Retained earnings	26,636	24,662
Accumulated other comprehensive income (loss)	(288)	(862)
Total stockholders’ equity	34,484	31,984
Total liabilities and stockholders’ equity	$89,617	$91,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

(Unaudited)

	14 Weeks Ended	13 Weeks Ended	27 Weeks Ended	26 Weeks Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net sales	$87,570	$75,632	$165,585	$152,553

Costs and expenses
Cost of sales	81,819	79,702	153,527	157,279
Selling and delivery	2,275	2,355	4,472	4,687
General and administrative	1,985	1,532	3,650	2,724
Total costs and expenses	86,079	83,589	161,649	164,690

Operating income (loss)	1,491	(7,957)	3,936	(12,137)

Other income (expense)
Interest expense	(415)	(606)	(857)	(1,095)
Other income (expense), net	3	(4)	5	(16)
Total other income (expense), net	(412)	(610)	(852)	(1,111)

Income (loss) before income taxes	1,079	(8,567)	3,084	(13,248)

Income tax expense (benefit)	388	(3,084)	1,110	(4,769)

Net income (loss)	$691	$(5,483)	$1,974	$(8,479)

Weighted-average common shares outstanding
Basic	4,615	4,662	4,617	4,662
Diluted	4,615	4,662	4,617	4,662

Per common share
Net income (loss)
Basic	$0.15	$(1.18)	$0.43	$(1.82)
Diluted	$0.15	$(1.18)	$0.43	$(1.82)
Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	27 Weeks Ended	26 Weeks Ended
	October 3, 2009	September 27, 2008
Cash flows from operating activities
Net income (loss)	$1,974	$(8,479)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	2,198	1,986
Amortization	44	33
Gain on sale of property, plant and equipment	(4)	—
Deferred income tax expense (benefit)	1,110	(5,471)
Changes in operating assets and liabilities
Trade accounts receivable, net	(668)	(1,855)
Inventories	631	1,566
Other current assets	(1,459)	(2,038)
Accounts payable	(1,906)	3,426
Accrued expenses	1,192	(357)
Other assets	16	296
Net cash provided by (used in) operating activities	3,128	(10,893)
Cash flows from investing activities
Purchases of property, plant and equipment	(734)	(904)
Proceeds from sale of property, plant and equipment	4	—
Proceeds from redemption of life insurance	180	—
Net cash used in investing activities	(550)	(904)
Cash flows from financing activities
Proceeds on revolving line of credit	46,850	47,450
Payments on revolving line of credit	(48,800)	(35,625)
Payments of long-term debt	(1,232)	(1,131)
Payments of deferred financing costs	—	(128)
Increase in negative book cash balances	662	1,564
Repurchase of stock	(48)	(12)
Net cash provided by (used in) financing activities	(2,568)	12,118
Net increase in cash and cash equivalents	10	321
Cash and cash equivalents - beginning of period	1,246	1,279
Cash and cash equivalents - end of period	$1,256	$1,600
Supplementary disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$842	$1,026
Income taxes, net	—	(108)
Supplementary disclosures of noncash transactions
Net unrealized gain (loss) on hedging activities, net of income tax expense (benefit) of $323 and $(790), respectively	$574	$(1,403)
Assets acquired pursuant to capital lease obligations	96	74

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

October 3, 2009

(In Thousands)

(Unaudited)

1.              Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle’s, Inc. and its wholly owned subsidiary Cagle Farms, Inc. (collectively, the “Company”) as of October 3, 2009 and the results of their operations for the 14 and 27 weeks ended October 3, 2009 and the 13 and 26 weeks ended September 27, 2008.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Results of operations for the 14 and 27 weeks ended October 3, 2009 are not necessarily indicative of results to be expected for the full fiscal year ending April 3, 2010.

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

3.              Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company’s cash management system allows the Company to fund outstanding checks when presented to the financial institution for payment resulting in book overdrafts.  Book overdrafts are recorded in accounts payable in the consolidated balance sheets and changes are reflected as a financing activity in the consolidated statements of cash flows.  As of October 3, 2009 and March 28, 2009, the Company had book overdrafts of $5,624 and $4,962, respectively.

4.              Inventories

Inventories consist of the following at October 3, 2009 and March 28, 2009:

	October 2009	March 2009

Finished products	$4,465	$5,692
Field inventory and breeders	15,779	15,509
Feed, eggs and medication	4,930	4,659
Supplies	1,376	1,321

	$26,550	$27,181

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

October 3, 2009

(In Thousands)

(Unaudited)

5.              Long-Term Debt

Long-term debt consists of the following at October 3, 2009 and March 28, 2009:

	October 2009	March 2009
Long-term revolving line of credit, maturing March 31, 2011, interest payable monthly, variable interest rate of LIBOR plus 3.50%; secured by accounts receivable, inventories and the Atlanta and Pine Mountain Valley facilities.	$15,350	$17,300

Term note payable; fixed interest rate of 7.86%, principal and interest payable monthly of $290, through maturity on April 1, 2011; secured by the Collinsville plant, Dalton hatchery and Rockmart feedmill.	12,996	14,199

Capital leases payable, fixed interest ranges from 6.4% to 7.9%, principal and interest payable monthly of $6, through maturity ranges of March 2010 to August 2012; secured by the leased equipment.	105	38
	28,451	31,537
Less current maturities	2,601	2,488

Long-term debt, less current maturities	$25,850	$29,049

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

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

October 3, 2009

(In Thousands)

(Unaudited)

On January 29, 2009, the Company entered into an amended long-term revolving line of credit agreement, effective as of that date.  There are eight primary changes to the existing Agreement between the parties:  (1) An increase in the capacity of the revolving credit facility to $25,150.  (2) The creation of a supplemental revolving master note in the principal amount of $4,150 and maturing on October 31, 2009.  (3) The addition of the right to obtain letters of credit issued by lender in favor of third persons in face principal amounts not exceeding $1,000 at any time outstanding.  (4) The limiting of borrowers’ rights to obtain letters of credit issued by lender only pursuant to such supplemental revolving master note and only when borrowers have available revolving credit (which will be determined by including in the definition thereof both the unpaid principal amount of all unpaid revolving loans and also the aggregate face principal amount of all outstanding letters of credit).  (5) Additions of the limitations of the borrowers’ rights to obtain revolving loans pursuant to the supplemental revolving master note only when lender has fully advanced the entire $21,000 principal amount of the primary revolving master note and borrowers also still have available revolving credit.  (6) The addition of the collateral consisting of Cagle’s processing plant located in Pine Mountain Valley, Georgia.  (7) The advance rate with respect to eligible inventories is being increased from 40% to 60% and the advance rate with respect to eligible receivables is being increased from 70% to 80%.  (8) The interest rates were modified by the following provisions: (a) Interest will accrue on the unpaid principal balance of the revolving loans, from time to time outstanding, evidenced by the primary revolving master note at the LIBOR variable rate plus 3.50% (350 basis points), (b) Interest will accrue on the unpaid principal balance of the revolving loans, from time to time outstanding, evidenced by the supplemental revolving master note at the LIBOR variable rate plus 5.00% (500 basis points).  As of October 3, 2009, the Company is in compliance with the revolving line of credit agreement’s covenants.

As of November 16, 2009 the Company is negotiating an amended long-term revolving line of credit, extending the $21 million facility maturity date from March 2011 to March 2012 and the $4.15 million supplemental facility maturity date to October 2010.  The $4.15 million supplemental facility has not been utilized since its inception in January 2009.

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

The Company has available borrowings of $9,800 on the long-term revolving line of credit as of October 3, 2009.

Aggregate maturities of long-term debt during the next twelve months and subsequent annual periods are as follows:

October 4, 2009 - October 2, 2010	$2,601
October 3, 2010 - October 1, 2011	25,827
October 2, 2011 - September 29, 2012	23
Long-term debt	$28,451

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

October 3, 2009

(In Thousands)

(Unaudited)

6.              Stockholders’ Equity

The Board of Directors (the “Board”) has authorized the purchase of up to $15,000 of the Company’s stock on the open market.  The Company did not purchase any of the Company’s stock during the 14 weeks ended October 3, 2009.  The Company did purchase 22 shares for $48 during the 27 weeks ended October 3, 2009.  Through October 3, 2009, 819 shares had been purchased by the Company at a total cost of $10,207.  The Company has accounted for these shares using the retirement method.

7.              Related Parties

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

Included in other assets at October 3, 2009 and March 28, 2009 is a receivable of $1,242 due to the Company from two related party life insurance irrevocable trusts.

8.              Financial Instruments

The Company is a purchaser of certain commodities, such as corn and soybean meal in the course of normal operations.  The Company has used derivative financial instruments to reduce its exposure to various market risks.  Generally, contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Contracts that are designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by ASC 815-10, “Accounting for Derivative Instruments and Hedging Activities.”  If a derivative instrument is a hedge, as defined by ASC 815-10, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings as a component of cost of sales.  Instruments the Company holds as part of its risk management activities that do not meet the criteria for hedge accounting, as defined by ASC 815-10, are marked to fair value with unrealized gains or losses reported currently in earnings.

9.              Comprehensive Income

Comprehensive income includes net earnings and all other changes in equity during a period except those resulting from investments by or distributions to stockholders.  Other comprehensive income for all periods presented consists of fair value adjustments associated with cash flow hedges pursuant to ASC 815-10, “Accounting for Derivative Instruments and Hedging Activities.”

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

October 3, 2009

(In Thousands)

(Unaudited)

	14 Weeks Ended	13 Weeks Ended	27 Weeks Ended	26 Weeks Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net income (loss)	$691	$(5,483)	$1,974	$(8,479)
Cash flow hedges	—	(5,094)	—	(3,263)
Reclassification to net earnings	449	640	897	1,070
Tax (expense) benefit	(162)	1,604	(323)	790

Total comprehensive income (loss)	$978	$(8,333)	$2,548	$(9,882)

Prior to the end of the second quarter of the fiscal year ended March 28, 2009, the Company held commodity futures contracts which were designated as cash flow hedges, whereby the contracts were recorded at fair value on the consolidated balance sheets as either an asset or liability with any changes in fair value recorded in accumulated other comprehensive income (loss).  In a cash flow hedge, a futures contract would exactly match the pricing date of the relevant anticipated inventory purchases.  Through the end of the second quarter of the fiscal year ended March 28, 2009, the Company continued to be able to match the futures contract with the anticipated inventory purchases, therefore, entering into an effective hedge transaction.  However, due to the volatility of the grain markets, the Company concluded it was no longer practical to keep the futures.

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

10.       Reclassifications

Certain reclassifications have been made to the September 27, 2008 Consolidated Statements of Cash Flows in order for it to conform to the current presentation.  There was no impact on earnings.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

October 3, 2009

(In Thousands)

(Unaudited)

11.       New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended October 3, 2009.  The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

Determination of the Useful Life of Intangible Assets. In April 2008, the FASB issued new U.S. GAAP guidance related to the determination of the useful life of intangible assets that requires entities to consider their own historical experience in renewing or extending similar arrangements when developing assumptions regarding the useful lives of intangible assets and also mandates certain related disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

Interim Disclosures About Fair Value of Financial Instruments. In April 2009, the FASB issued new U.S. GAAP guidance that requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods and is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

Measuring Liabilities at Fair Value. In August 2009, the FASB issued new U.S. GAAP guidance clarifying the measurement of liabilities at fair value. Among other things, the guidance clarifies how the price of a traded debt security (an asset value) should be considered in estimating the fair value of the issuer’s liability and is effective for the first reporting period beginning after its issuance. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB issued new U.S. GAAP guidance that requires an entity to allocate revenue arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). The guidance eliminates the use of the residual method of allocation, in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The new guidance must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010, with early adoption permitted through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Company does not expect the adoption of this guidance to have an effect on its consolidated financial statements.

12.       Subsequent Events

The Company has performed a review of events subsequent to the balance sheet date of October 3, 2009 through November 16, 2009, the date the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The disclosures in this quarterly report are complementary to those made in the Company’s 2009 annual report on Form 10-K.

This Quarterly Report, and other periodic reports filed by the Company under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, may include forward-looking statements, which are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and estimates expressed in such statements.  These risks, uncertainties and other factors include, but are not limited to the following:

•                  Changes in the market price for the Company’s finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets.

•                  Changes in economic and business conditions, monetary and fiscal policies or the amount of growth, stagnation or recession in the global or U.S. economies, either of which may affect the value of inventories, the collectability of accounts receivable or the financial integrity of customers, and the ability of the end user or consumer to afford protein.

•                  Changes in the political or economic climate, trade policies, laws and regulations or the domestic poultry industry of countries to which the Company or other companies in the poultry industry ship product, and other changes that might limit the Company’s or the industry’s access to foreign markets.

•                  Changes in laws, regulations, and other activities in government agencies and similar organizations applicable to the Company and the poultry industry and changes in laws, regulations and other activities in government agencies and similar organizations related to food safety.

•                  Various inventory risks due to changes in market conditions.

•                  Changes in and effects of competition, which is significant in all markets in which the Company competes, and the effectiveness of marketing and advertising programs. The Company competes with regional and national firms, some of which have greater financial and marketing resources than the Company.

•                  Changes in accounting policies and practices adopted voluntarily by the Company or required to be adopted by accounting principles generally accepted in the United States.

•                  Disease outbreaks affecting the production performance and/or marketability of the Company’s poultry products.

•                  Changes in the availability and cost of labor and growers.

Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of the Company.  Each such statement speaks only as of the day it was made.  The Company undertakes no obligation to update or to revise any forward-looking statements.  The factors described above cannot be controlled by the Company.  When used in this quarterly report, the words “believes”, “estimates”, “plans”, “expects”, “should”, “outlook”, and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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

Results of Operations

Net Sales

Revenues for the second quarter were $87.6 million up 15.8% and pounds sold increased 14.7% both influenced by a fourteen week period in 2010 versus a thirteen week period in 2009.  For the six month period revenues were $165.6 million up 8.5% and sales pounds increased 4.9% again influenced by the additional week in the first two quarters of fiscal 2010 as compared to the same period in fiscal 2009.

Quoted market prices for products for the second quarter of fiscal 2010 versus the same period last quarter and last year fluctuated as follows:

	% Change	% Change	% Change
	2nd qtr. 10 vs	2nd qtr. 10 vs	27 Wks. 10 vs
	1st qtr. 10	2nd qtr. 09	26 Wks. 09

Tenders	-2.5%	21.9%	12.7%
Wings	1.1%	48.5%	23.2%
Drums	-0.9%	-13.5%	-4.0%
Boneless Breast	-7.7%	6.1%	9.3%
Boneless Thigh	-10.3%	-15.0%	-2.9%
Leg Quarters	-8.7%	-23.8%	0.0%
Whole Bird without Giblets	-17.4%	-6.4%	1.2%

Cost of sales

Cost of sales for the second quarter of fiscal 2010 increased 2.7% as compared with the same period last year, from $79.7 million to $81.8 million reflecting the additional week in the period and a 14.7% increase in pounds sold coupled with an 8.6% reduction in the cost of feed.  For the first six months of 2010 cost of sales was $153.5 million down 2.4% from fiscal 2009.

Selling and Delivery

These expenses decreased $80 thousand, or 3.4%, for the 14 weeks ended October 3, 2009 versus the 13 weeks ended September 27, 2008.  Selling and delivery expenses decreased $215 thousand, or 4.6%, for the 27 weeks ended October 3, 2009 versus the 26 weeks ended September 27, 2008.

General and Administrative

These expenses increased $453 thousand, or 29.6%, for the 14 weeks ended October 3, 2009 versus the 13 weeks ended September 27, 2008.  Several expense items increased during the second quarter year-to-year comparison; $137 thousand group medical, $95 thousand legal, accounting, and general insurance, $92 thousand supervision and wages, and $47 thousand transportation.  General and administrative expenses increased $926 thousand, or 34.0%, for the 27 weeks ended October 3, 2009 versus the 26 weeks ended September 27, 2008.  This two-quarter increase is due to the aforementioned second quarter increases and a $416 thousand nonrecurring quarter ended June 28, 2008 recovery of a prior year bad debt reserve.

Interest Expense

Interest expense decreased $191 thousand, or 31.5%, for the 14 weeks ended October 3, 2009 versus the 13 weeks ended September 27, 2008.  Interest expense decreased $238 thousand, or 21.7%, for the 27 weeks ended October 3, 2009 versus the 26 weeks ended September 27, 2008.  This reflects the favorable changes in the variable interest rate component on the Company’s long-term revolving line of credit agreement.

Other Income (Expense)

Other income (expense) was $3 thousand for the 14 weeks ended October 3, 2009 versus $(4) thousand for the 13 weeks ended September 27, 2008.  Other income (expense) was $5 thousand for the 27 weeks ended October 3, 2009 versus $(16) thousand for the 26 weeks ended September 27, 2008.

Income Taxes

Income tax expense was $388 thousand, or 36.0% of pre-tax income of $1.1 million for the 14 weeks ended October 3, 2009.  The income tax (benefit) was $(3.1) million, or 36.0% of pre-tax (loss) of $(8.6) million for the 13 weeks ended September 27, 2008.  Income tax expense was $1.1 million, or 36.0% of pre-tax income of $3.1 million for the 27 weeks ended October 3, 2009.  The income tax (benefit) was $(4.8) million, or 36.0% of pre-tax (loss) of $(13.2) million for the 26 weeks ended September 27, 2008.  The entire $1.1 million of income tax expense for the six months ended October 3, 2009 was charged against deferred tax assets, as none is currently payable due to the Company’s federal and state net operating loss carryforwards.  The Company has federal and state net operating loss carryforwards of $24.4 million and $21.7 million, respectively, as of the fiscal year ended March 28, 2009.  The Company also has federal and state tax credit carryforwards of $10.7 million as of the fiscal year ended March 28, 2009.  The net operating loss and tax credit carryforwards are available to reduce income taxes through 2028.  Realization of these future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for a significant portion of the deferred tax asset associated with the tax credit carryforwards.  The Company expects to fully utilize the federal and state net operating loss carryforwards and, accordingly, there is no valuation allowance associated with the net operating loss carryforwards.

The Company adopted ASC 740-10, “Accounting for Uncertainty in Income Taxes,” effective April 1, 2007.  ASC 740-10 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements.  ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company had no significant unrecognized tax benefits at the date of adoption or at October 3, 2009.  Accordingly, the Company does not have any interest or penalties related to uncertain tax positions.  However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense.  Tax periods for all years after 2005 remain open to examination by the federal and state taxing jurisdictions to which it is subject.

Financial Condition and Liquidity

As of October 3, 2009, the Company’s working capital was $15.0 million and its current ratio was 1.51.  The Company’s working capital as of the year ended March 28, 2009 was $12.7 million and its current ratio was 1.42.  The Company’s working capital as of September 27, 2008 was $18.6 million and its current ratio was 1.65.

The Company has decreased long-term debt by $1.4 and $3.1 million during the 14 and 27 weeks ended October 3, 2009, respectively.  The Company has spent $429 and $734 thousand on capital projects during the 14 and 27 weeks ended October 3, 2009, respectively.  The Company has remaining availability of $9.8 million on its revolving credit facility, as of October 3, 2009.

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

(5) Additions of the limitations of the borrowers’ rights to obtain revolving loans pursuant to the supplemental revolving master note only when lender has fully advanced the entire $21.0 million principal amount of the primary revolving master note and borrowers also still have available revolving credit.  (6) The addition of the collateral consisting of Cagle’s processing plant located in Pine Mountain Valley, Georgia.  (7) The advance rate with respect to eligible inventories is being increased from 40% to 60% and the advance rate with respect to eligible receivables is being increased from 70% to 80%.  (8) The interest rates were modified by the following provisions: (a) Interest will accrue on the unpaid principal balance of the revolving loans, from time to time outstanding, evidenced by the primary revolving master note at the LIBOR variable rate plus 3.50% (350 basis points), (b) Interest will accrue on the unpaid principal balance of the revolving loans, from time to time outstanding, evidenced by the supplemental revolving master note at the LIBOR variable rate plus 5.00% (500 basis points).  As of October 3, 2009, the Company is in compliance with the revolving line of credit agreement’s covenants.

As of November 16, 2009 the Company is negotiating an amended long-term revolving line of credit, extending the $21 million facility maturity date from March 2011 to March 2012 and the $4.15 million supplemental facility maturity date to October 2010.  The $4.15 million supplemental facility has not been utilized since its inception in January 2009.

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

The Company has available borrowings of $9.8 million on the long-term revolving line of credit as of October 3, 2009.

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

The Company had variable interest rate exposure on the revolving credit facility at October 3, 2009.  The Company’s theoretical interest rate exposure on variable rate borrowings at October 3, 2009, would be, with a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by $12.8 thousand per month and a two percentage point increase would increase future interest expense by $25.6 thousand per month.  The Company determined these amounts based on $15.35 million of variable rate borrowings at October 3, 2009, multiplied by 1.0% and 2.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges, or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

Concentration of Credit Risk

The Company deposits its cash with financial institutions which have Federal Deposit Insurance Corporation (FDIC) depository insurance, which insures bank balances up to $250 thousand per bank.  At October 3, 2009, the Company’s cash balances in FDIC insured bank accounts totaled approximately $1.2 million which exceeds the Federal Deposit Insurance Corporation limit of $250 thousand.

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

The Loss of One or More of Our Largest Customers

Our business could suffer significant set backs in sales and operating income if our customers’ plans and/or markets should change significantly, or if we lost one or more of our largest customers.   Many of our agreements with our customers are generally short-term, primarily due to the nature of our products, industry practice, and the fluctuation in demand and price for our products.  One of our largest customers did not renew their sales contract for calendar 2010.  However, in this fiscal year, the Company has been able to attract new contract-based customers of similar volume that will approximate this former customer’s sales volume.  These new customers should provide a market for our products without a significant deterioration in operating income.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding the Company’s purchase of its own common stock during the periods indicated.  Amounts in thousands except Average Price Paid Per Share.

			Approximate
			Dollar Value
	Total Number	Average	of Shares that
	of Shares	Price Paid	May Yet Be
	Purchased	Per Share	Purchased (1)

March 29, 2009 - October 3, 2009	22	$2.20	$4,793
March 30, 2008 - March 28, 2009	27	2.13	4,841
April 1, 2007 - March 29, 2008	79	7.74	4,898
April 2, 2006 - March 31, 2007	55	7.92	5,508

The Board of Directors (the “Board”) has authorized the purchase of up to $15,000 of the Company’s stock.

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
November 16, 2009

BY:	/s/ Mark M. Ham IV
Executive Vice President and Chief Financial Officer
November 16, 2009