Form 10-Q
period 2010-01-02
CAGLES INC
filed 2010-02-16
CIK 16104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class A Common Stock at $1.00 par value	4,615,233 shares as of February 15, 2010.

FORM 10-Q

Cagle’s, Inc.

January 2, 2010

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Values)

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

	(Unaudited)
	January 2, 2010	March 28, 2009
Assets
Current assets
Cash and cash equivalents	$1,294	$1,246
Trade accounts receivable, less allowance for doubtful accounts of $182 and $186 at January 2010 and March 2009	13,875	14,170
Inventories	24,228	27,181
Other current assets	421	201
Total current assets	39,818	42,798
Property, plant and equipment, at cost
Land	1,976	1,976
Buildings and improvements	59,698	59,686
Machinery, furniture and equipment	42,166	41,034
Vehicles	5,156	4,691
Construction in progress	459	645
	109,455	108,032
Less accumulated depreciation	74,414	71,249
Property, plant and equipment, net	35,041	36,783
Other assets
Deferred financing costs, net	88	103
Deferred income taxes	8,373	9,775
Other assets	1,498	1,693
Total other assets	9,959	11,571
Total assets	$84,818	$91,152

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$2,643	$2,488
Accounts payable	15,735	19,989
Accrued expenses	4,286	4,462
Deferred income taxes	3,180	3,180
Total current liabilities	25,844	30,119
Long-term debt, less current maturities	24,547	29,049
Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 9,000 shares authorized, 4,616 and 4,638 shares issued and 4,615 and 4,637 shares outstanding at January 2010 and March 2009, respectively	4,615	4,637
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	3,601	3,627
Retained earnings	26,291	24,662
Accumulated other comprehensive (loss)	—	(862)
Total stockholders’ equity	34,427	31,984
Total liabilities and stockholders’ equity	$84,818	$91,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended	14 Weeks Ended	40 Weeks Ended	40 Weeks Ended
	January 2, 2010	January 3, 2009	January 2, 2010	January 3, 2009

Net sales	$70,411	$73,526	$235,996	$226,078

Costs and expenses
Cost of sales	66,943	72,905	220,470	230,184
Selling and delivery	2,124	2,138	6,596	6,825
General and administrative	1,498	1,737	5,148	4,460
Total costs and expenses	70,565	76,780	232,214	241,469

Operating income (loss)	(154)	(3,254)	3,782	(15,391)

Other income (expense)
Interest expense	(393)	(593)	(1,250)	(1,688)
Other income (expense), net	9	(2)	14	(18)
Total other income (expense), net	(384)	(595)	(1,236)	(1,706)

Income (loss) before income taxes	(538)	(3,849)	2,546	(17,097)

Income tax expense (benefit)	(193)	(1,329)	917	(6,098)

Net income (loss)	$(345)	$(2,520)	$1,629	$(10,999)

Weighted-average common shares outstanding
Basic	4,615	4,658	4,616	4,658
Diluted	4,615	4,658	4,616	4,658

Per common share
Net income (loss)
Basic	$(0.08)	$(0.54)	$0.35	$(2.36)
Diluted	$(0.08)	$(0.54)	$0.35	$(2.36)
Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	40 Weeks Ended	40 Weeks Ended
	January 2, 2010	January 3, 2009
Cash flows from operating activities
Net income (loss)	$1,629	$(10,999)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	3,238	3,094
Amortization	63	56
Gain on sale of property, plant and equipment	(3)	—
Deferred income tax expense (benefit)	917	(6,745)
Changes in operating assets and liabilities
Trade accounts receivable, net	295	573
Inventories	2,953	3,256
Other current assets	(220)	(1,707)
Accounts payable	(5,209)	2,883
Accrued expenses	1,171	(325)
Other assets	15	296
Net cash provided by (used in) operating activities	4,849	(9,618)
Cash flows from investing activities
Purchases of property, plant and equipment	(1,400)	(1,267)
Proceeds from sale of property, plant and equipment	3	—
Proceeds from redemption of life insurance	180	1,241
Net cash used in investing activities	(1,217)	(26)
Cash flows from financing activities
Proceeds on revolving line of credit	66,450	67,876
Payments on revolving line of credit	(69,025)	(57,425)
Payments of long-term debt	(1,868)	(1,638)
Payments of deferred financing costs	(48)	(128)
Increase in negative book cash balances	955	1,351
Repurchase of stock	(48)	(22)
Net cash provided by (used in) financing activities	(3,584)	10,014
Net increase in cash and cash equivalents	48	370
Cash and cash equivalents - beginning of period	1,246	1,279
Cash and cash equivalents - end of period	$1,294	$1,649
Supplementary disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$1,246	$1,610
Income taxes, net	—	(108)
Supplementary disclosures of noncash transactions
Net unrealized gain (loss) on hedging activities, net of income tax expense (benefit) of $485 and $(647), respectively	$862	$(1,546)
Assets acquired pursuant to capital lease obligations	96	74

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 2, 2010

(In Thousands)

(Unaudited)

1.     Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle’s, Inc. and its wholly owned subsidiary Cagle Farms, Inc. (collectively, the “Company”) as of January 2, 2010 and the results of their operations for the 13 and 40 weeks ended January 2, 2010 and the 14 and 40 weeks ended January 3, 2009.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Results of operations for the 13 and 40 weeks ended January 2, 2010 are not necessarily indicative of results to be expected for the full fiscal year ending April 3, 2010.

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

3.     Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company’s cash management system allows the Company to fund outstanding checks when presented to the financial institution for payment resulting in book overdrafts.  Book overdrafts are recorded in accounts payable in the consolidated balance sheets and changes are reflected as a financing activity in the consolidated statements of cash flows.  As of January 2, 2010 and March 28, 2009, the Company had book overdrafts of $5,917 and $4,962, respectively.

4.     Inventories

Inventories consist of the following at January 2, 2010 and March 28, 2009:

	January 2010	March 2009

Finished products	$3,400	$5,692
Field inventory and breeders	15,022	15,509
Feed, eggs and medication	4,389	4,659
Supplies	1,417	1,321

	$24,228	$27,181

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 2, 2010

(In Thousands)

(Unaudited)

5.     Long-Term Debt

Long-term debt consists of the following at January 2, 2010 and March 28, 2009:

	January 2010	March 2009
Long-term revolving line of credit, maturing March 31, 2012, interest payable monthly, variable interest rate of LIBOR plus 3.50%; secured by accounts receivable, inventories and the Atlanta and Pine Mountain Valley facilities.	$14,725	$17,300

Term note payable; fixed interest rate of 7.86%, principal and interest payable monthly of $290 through March 1, 2011 with a maturity payable of $9,382 on April 1, 2011; secured by the Collinsville plant, Dalton hatchery and Rockmart feedmill.	12,377	14,199

Capital leases payable, fixed interest ranges from 6.4% to 7.9%, principal and interest payable monthly of $6, through maturity ranges of March 2010 to August 2012; secured by the leased equipment.	88	38
	27,190	31,537
Less current maturities	2,643	2,488

Long-term debt, less current maturities	$24,547	$29,049

On January 29, 2009, the Company entered into an amended long-term revolving line of credit agreement, effective as of that date.  There were eight primary changes to the existing Agreement between the parties: (1) An increase in the capacity of the revolving credit facility to $25,150.  (2) The creation of a supplemental revolving master note in the principal amount of $4,150 and maturing on October 31, 2009.  (3) The addition of the right to obtain letters of credit issued by lender in favor of third persons in face principal amounts not exceeding $1,000 at any time outstanding.  (4) The limiting of borrowers’ rights to obtain letters of credit issued by lender only pursuant to such supplemental revolving master note and only when borrowers have available revolving credit (which will be determined by including in the definition thereof both the unpaid principal amount of all unpaid revolving loans and also the aggregate face principal amount of all outstanding letters of credit).  (5) Additions of the limitations of the borrowers’ rights to obtain revolving loans pursuant to the supplemental revolving master note only when lender has fully advanced the entire $21,000 principal amount of the primary revolving master note and borrowers also still have available revolving credit.  (6) The addition of the collateral consisting of Cagle’s processing plant located in Pine Mountain Valley, Georgia.  (7) The advance rate with respect to eligible inventories is being increased from 40% to 60% and the advance rate with respect to eligible receivables is being increased from 70% to 80%.  (8) The interest rates were modified by the following provisions: (a) Interest will accrue on the unpaid principal balance of the revolving loans,

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 2, 2010

(In Thousands)

(Unaudited)

from time to time outstanding, evidenced by the primary revolving master note at the LIBOR variable rate plus 3.50% (350 basis points), (b) Interest will accrue on the unpaid principal balance of the revolving loans, from time to time outstanding, evidenced by the supplemental revolving master note at the LIBOR variable rate plus 5.00% (500 basis points).

On November 23, 2009, the Company entered into Amendment Number 4 to the long-term revolving line of credit agreement, effective as of October 31, 2009.  There were four primary changes to the existing Agreement between the parties: (1) The maturity date of the $21,000 portion of the revolving credit facility is being extended to March 31, 2012.  (2) The maturity date of the $4,150 portion of the revolving credit facility is being extended to November 23, 2010.  (3) The minimum tangible net worth covenant remains at $30,000 until July 3, 2010; commencing as of July 4, 2010 and ending on January 3, 2011, the minimum tangible net worth must not be less than $35,000 at any time; and commencing as of January 4, 2011, and at all times thereafter, the minimum tangible net worth must not be less than $40,000 at any time.  (4) The facility advance rate with respect to eligible inventories is restored to 40% from 60% and the advance rate with respect to eligible receivables is maintained at 80%.  As of January 2, 2010, the Company is in compliance with the revolving line of credit agreement’s covenants.

As of January 2, 2010, and in accordance with the amended long-term revolving line of credit agreement, the lender has issued a $1,000 letter of credit in favor of a third party related to the Company’s self-insurance workers’ compensation liabilities.

The Company’s inventory and accounts receivable levels support collateralized borrowing of up to $19,863 of the $21,000 primary revolving master note in the long-term revolving line of credit agreement.  The Company’s $14,725 principal balance and $1,000 letter of credit results in $4,138 of available borrowings on the long-term revolving line of credit as of January 2, 2010.

In addition to the covenants, described above, on the long-term revolving line of credit agreement, the Company must also comply with certain restrictive covenants associated with the term note payable.  These covenants require the Company to maintain (1) a maximum leverage ratio (2) minimum fixed charge coverage ratio (3) minimum adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) and (4) capital expenditures not to exceed certain limits.  The Company is not in compliance with the term note payable debt covenants, but has waivers through April 5, 2010.  The Company is currently negotiating an extension of the waivers, revisions to the covenants, and an extension of the payment period.

Aggregate maturities of long-term debt during the next twelve months and subsequent annual periods are as follows:

January 3, 2010 - January 1, 2011	$2,643
January 2, 2011 - December 31, 2011	9,808
January 1, 2012 - December 29, 2012	14,739
Long-term debt	$27,190

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 2, 2010

(In Thousands)

(Unaudited)

6.     Stockholders’ Equity

The Board of Directors (the “Board”) has authorized the purchase of up to $15,000 of the Company’s stock on the open market.  The Company did not purchase any of the Company’s stock during the 13 weeks ended January 2, 2010.  The Company did purchase 22 shares for $48 during the 40 weeks ended January 2, 2010.  Through January 2, 2010, 819 shares had been purchased by the Company at a total cost of $10,207.  The Company has accounted for these shares using the retirement method.

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

Included in other assets at January 2, 2010 and March 28, 2009 is a receivable of $1,242 due to the Company from two related party life insurance irrevocable trusts.

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

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 2, 2010

(In Thousands)

(Unaudited)

	13 Weeks Ended	14 Weeks Ended	40 Weeks Ended	40 Weeks Ended
	January 2, 2010	January 3, 2009	January 2, 2010	January 3, 2009

Net income (loss)	$(345)	$(2,520)	$1,629	$(10,999)
Cash flow hedges	—	(397)	—	(2,866)
Reclassification to net earnings	449	(396)	1,347	673
Tax (expense) benefit	(162)	143	(485)	647

Total comprehensive income (loss)	$(58)	$(3,170)	$2,491	$(12,545)

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

For the 40 week period ended January 2, 2010, the Company recognized $1,347 of expense in cost of sales related to our cash flow hedge which was determined to be fully effective.

As a result, the Company voluntarily discontinued hedge accounting in the second quarter of the fiscal year ended March 28, 2009 by de-designating the previously defined hedge relationship.  The de-designation of the cash flow hedge was done in accordance with Derivatives Implementation Group (“DIG”) Issue Nos. G3, G17, G18 and G20, which generally require that the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income (loss), unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.  As such the Company continues to hold inventory purchase agreements in excess of futures contracts and have no indication that the futures commitment on the hedged inventory purchases is in jeopardy of discontinuing.  Therefore, the deferred losses related to the derivative that were de-designated were not recognized immediately and are expected to be reclassified into earnings during the contractual terms of the inventory purchases.  The Company had pretax losses totaling $1,347, recorded as accumulated other comprehensive income (loss) as of the fiscal year ended March 28, 2009 related to cash flow hedges, recognized prorata through the third quarter ended January 2, 2010.  The Company generally has no hedge cash flows related to commodities beyond 12 months.

10.   Reclassifications

Certain reclassifications have been made to the January 3, 2009 Consolidated Statements of Cash Flows in order for it to conform to the current presentation.  There was no impact on earnings.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 2, 2010

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

12.   Subsequent Events

The Company has performed a review of events subsequent to the balance sheet date of January 2, 2010 through February 15, 2010, the date the financial statements were issued.

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

Results of Operations

Net Sales

Revenues for the third quarter were $70.4 million down 4.2% and pounds sold decreased 2.0% both due to a thirteen week period in 2010 versus a fourteen week period in 2009.  For the nine month period revenues were $236.0 million up 4.4% and sales pounds increased 2.7% when compared to the same period in the prior year.

Quoted market prices for products for the third quarter of fiscal 2010 versus the same period last quarter and last year fluctuated as follows:

	% Change	% Change	% Change
	3rd qtr. 10 vs	3rd qtr. 10 vs	9 Mos. 10 vs
	2nd qtr. 10	3rd qtr. 09	9 Mos. 09

Tenders	(10.2)%	15.4%	15.8%
Wings	9.8%	36.5%	41.0%
Drums	(9.3)%	(1.9)%	(8.2)%
Boneless Breast	(11.1)%	8.8%	4.9%
Boneless Thigh	(13.8)%	(12.8)%	(10.1)%
Leg Quarters	(15.8)%	(6.2)%	(12.5)%
Whole Bird without Giblets	(4.3)%	(12.5)%	(6.0)%

Cost of sales

Cost of sales for the third quarter of fiscal 2010 decreased 8.2% as compared with the same period last year, from $72.9 million to $66.9 million due to the thirteen week period versus the prior year fourteen week period and a 2.0% decrease in pounds sold coupled with a 7.1% reduction in the cost of feed.  For the first nine months of 2010 cost of sales was $220.5 million down 4.2% from $230.2 million in fiscal 2009 principally due to a reduction in the cost of feed.

Selling and Delivery

These expenses decreased $14 thousand, or 0.7%, for the 13 weeks ended January 2, 2010 versus the 14 weeks ended January 3, 2009.  Selling and delivery expenses decreased $229 thousand, or 3.4%, for the nine months ended January 2, 2010 versus the nine months ended January 3, 2009.

General and Administrative

These expenses decreased $239 thousand, or 13.8%, for the 13 weeks ended January 2, 2010 versus the 14 weeks ended January 3, 2009.  General and administrative expenses increased $688 thousand, or 15.4%, for the nine months ended January 2, 2010 versus the nine months ended January 3, 2009.  This three-quarter comparison increase is due to a $416 thousand nonrecurring quarter ended June 28, 2008 recovery of a prior year bad debt reserve, a $120 thousand increase in general insurance expense, a $112 thousand increase in group medical insurance expense, and a $40 thousand increase in various expenses, net.  Excluding the fiscal year 2009 $416 nonrecurring event, the three-quarter increase is $272, or 5.6%, due to the aforementioned insurance expense increases.

Interest Expense

Interest expense decreased $200 thousand, or 33.7%, for the 13 weeks ended January 2, 2010 versus the 14 weeks ended January 3, 2009.  Interest expense decreased $438 thousand, or 25.9%, for the nine months ended January 2, 2010 versus the nine months ended January 3, 2009.  This reflects the favorable changes in the variable interest rate component on the Company’s long-term revolving line of credit agreement.

Other Income (Expense)

Other income (expense) was $9 thousand for the 13 weeks ended January 2, 2010 versus $(2) thousand for the 14 weeks ended January 3, 2009.  Other income (expense) was $14 thousand for the nine months ended January 2, 2010 versus $(18) thousand for the nine months ended January 3, 2009.

Income Taxes

Income tax expense (benefit) was $(193) thousand, or 36.0% of pre-tax (loss) of $(538) thousand for the 13 weeks ended January 2, 2010.  The income tax (benefit) was $(1.3) million, or 34.5% of pre-tax (loss) of $(3.8) million for the 14 weeks ended January 2, 2009.  Income tax expense was $917 thousand, or 36.0% of pre-tax income of $2.5 million for the nine months ended January 2, 2010.  The income tax (benefit) was $(6.1) million, or 35.7% of pre-tax (loss) of $(17.1) million for the nine months ended January 3, 2009.  The entire $917 thousand of income tax expense for the nine months ended January 2, 2010 was charged against deferred tax assets, as none is currently payable due to the Company’s federal and state net operating loss carryforwards.  The Company has federal and state net operating loss carryforwards of $24.4 million and $21.7 million, respectively, as of the fiscal year ended March 28, 2009.  The Company also has federal and state tax credit carryforwards of $10.7 million as of the fiscal year ended March 28, 2009.  The net operating loss and tax credit carryforwards are available to reduce income taxes through 2028.  Realization of these future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for a significant portion of the deferred tax asset associated with the tax credit carryforwards.  The Company expects to fully utilize the federal and state net operating loss carryforwards and, accordingly, there is no valuation allowance associated with the net operating loss carryforwards.

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

Financial Condition and Liquidity

As of January 2, 2010, the Company’s working capital was $14.0 million and its current ratio was 1.54.  The Company’s working capital as of the year ended March 28, 2009 was $12.7 million and its current ratio was 1.42.  The Company’s working capital as of January 3, 2009 was $15.0 million and its current ratio was 1.54.

The Company has decreased long-term debt by $1.3 and $4.4 million during the three and nine months ended January 2, 2010, respectively.  The Company has spent $666 thousand and $1.4 million on capital projects during the three and nine months ended January 2, 2010, respectively.  The Company has remaining availability of $4.1 million on its revolving credit facility, as of January 2, 2010.

On January 29, 2009, the Company entered into an amended long-term revolving line of credit agreement, effective as of that date.  There were eight primary changes to the existing Agreement between the parties: (1) An increase in the capacity of the revolving credit facility to $25,150.  (2) The creation of a supplemental revolving master note in the principal amount of $4,150 and maturing on October 31, 2009.  (3) The addition of the right to obtain letters of credit issued by lender in favor of third persons in face principal amounts not exceeding $1,000 at any time outstanding.  (4) The limiting of borrowers’ rights to obtain letters of credit issued by lender only pursuant to such supplemental revolving master note and only when borrowers have available revolving credit (which will be determined by including in the definition thereof both the unpaid principal amount of all unpaid revolving loans and also the aggregate face principal amount of all outstanding letters of credit).  (5) Additions of the limitations of the borrowers’ rights to obtain revolving loans pursuant to the supplemental revolving master note only when lender has fully advanced the entire $21,000 principal amount of the primary revolving master note and borrowers also still have available revolving credit.  (6) The addition of the collateral consisting of Cagle’s processing plant located in Pine Mountain Valley, Georgia.  (7) The advance rate with respect to eligible inventories is being increased from 40% to 60% and the advance rate with respect to eligible receivables is being increased from 70% to 80%.  (8) The interest rates were modified by the following provisions: (a) Interest will accrue on the unpaid principal balance of the revolving loans, from time to time outstanding, evidenced by the primary revolving master note at the LIBOR variable rate plus 3.50% (350 basis points), (b) Interest will accrue on the unpaid principal balance of the revolving loans, from time to time outstanding, evidenced by the supplemental revolving master note at the LIBOR variable rate plus 5.00% (500 basis points).

On November 23, 2009, the Company entered into Amendment Number 4 to the long-term revolving line of credit agreement, effective as of October 31, 2009.  There were four primary changes to the existing Agreement between the parties: (1) The maturity date of the $21,000 portion of the revolving credit facility is being extended to March 31, 2012.  (2) The maturity date of the $4,150 portion of the revolving credit facility is being extended to November 23, 2010.  (3) The minimum tangible net worth covenant remains at $30,000 until July 3, 2010; commencing as of July 4, 2010 and ending on January 3,

2011, the minimum tangible net worth must not be less than $35,000 at any time; and commencing as of January 4, 2011, and at all times thereafter, the minimum tangible net worth must not be less than $40,000 at any time.  (4) The facility advance rate with respect to eligible inventories is restored to 40% from 60% and the advance rate with respect to eligible receivables is maintained at 80%.  As of January 2, 2010, the Company is in compliance with the revolving line of credit agreement’s covenants.

As of January 2, 2010, and in accordance with the amended long-term revolving line of credit agreement, the lender has issued a $1,000 letter of credit in favor of a third party related to the Company’s self-insurance workers’ compensation liabilities.

The Company’s inventory and accounts receivable levels support collateralized borrowing of up to $19,863 of the $21,000 primary revolving master note in the long-term revolving line of credit agreement.  The Company’s $14,725 principal balance and $1,000 letter of credit results in $4,138 of available borrowings on the long-term revolving line of credit as of January 2, 2010.

In addition to the covenants, described above, on the long-term revolving line of credit agreement, the Company must also comply with certain restrictive covenants associated with the term note payable.  These covenants require the Company to maintain (1) a maximum leverage ratio (2) minimum fixed charge coverage ratio (3) minimum adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) and (4) capital expenditures not to exceed certain limits.  The Company is not in compliance with the term note payable debt covenants, but has waivers through April 5, 2010.  The Company is currently negotiating an extension of the waivers, revisions to the covenants, and an extension of the payment period.

We expect that cash flow from operations and cash on hand should be sufficient to fund operations, to make all payments of principal and interest when due, and to fund capital expenditures for at least the next twelve months.  We may elect to finance certain capital expenditure requirements through borrowings under our credit facilities or leases.

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

Raw Materials

The primary raw materials used by the Company are corn, soybean meal, and other ingredients; packaging materials; cryogenic materials; and breeder chicks.  The Company believes the sources of supply for these materials are adequate and does not expect significant difficulty in acquiring required supplies.  The major source of supply is the midwestern grain belt of the United States, although local supplies are utilized when available.  Prices for the feed ingredients are sensitive to supply fluctuations worldwide, and weather conditions, especially drought, can cause significant price volatility.  Since feed is the most significant factor in the cost of producing a broiler chicken, those fluctuations can have significant effects on margins.  The Company also purchases poultry products from outside vendors for further processing requirements.

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

The Company had variable interest rate exposure on the revolving credit facility at January 2, 2010.  The Company’s theoretical interest rate exposure on variable rate borrowings at January 2, 2010, would be, with a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by $12.3 thousand per month and a two percentage point increase would increase future interest expense by $24.5 thousand per month.  The Company determined these amounts based on $14.725 million of variable rate borrowings at January 2, 2010, multiplied by 1.0% and 2.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges, or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

Concentration of Credit Risk

The Company deposits its cash with financial institutions which have Federal Deposit Insurance Corporation (FDIC) depository insurance, which insures bank balances up to $250 thousand per bank.  At January 2, 2010, the Company’s cash balances in FDIC insured bank accounts totaled approximately $1.3 million which exceeds the Federal Deposit Insurance Corporation limit of $250 thousand.

The Company is not a party to any other market risk sensitive instruments requiring disclosure.

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

Changes in internal controls

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report, and they have concluded that there was an enhancement to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  This enhancement was the Company’s approval of a new position and subsequent hiring of a corporate accountant, first reporting to work at the Company on September 25, 2009.

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

The Loss of One or More of Our Largest Customers

Our business could suffer significant set backs in sales and operating income if our customers’ plans and/or markets should change significantly, or if we lost one or more of our largest customers.   Many of our agreements with our customers are generally short-term, primarily due to the nature of our products, industry practice, and the fluctuation in demand and price for our products.  One of our largest customers did not renew their sales contract for calendar 2010.  However, the Company has been able to attract new contract-based customers of similar volume that will approximate this former customer’s sales volume.  These new customers should provide a market for our products without a significant deterioration in operating income.  We continually monitor our production output and will adjust accordingly.

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

			Approximate
			Dollar Value
	Total Number	Average	of Shares that
	of Shares	Price Paid	May Yet Be
	Purchased	Per Share	Purchased (1)

March 29, 2009 - January 2, 2010	22	$2.20	$4,793
March 30, 2008 - March 28, 2009	27	2.13	4,841
April 1, 2007 - March 29, 2008	79	7.74	4,898
April 2, 2006 - March 31, 2007	55	7.92	5,508

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
February 15, 2010

BY:	/s/	Mark M. Ham IV
Executive Vice President and Chief Financial Officer
February 15, 2010