Form 10-K
period 2010-04-03
CAGLES INC
filed 2010-06-16
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2010 or

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐  Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

$6,883,700  (based on $4.25 per share closing price on October 3, 2009).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class A Common Stock at $1.00 par value	4,616,208 shares at $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of the following documents are incorporated by reference in Part III of this form 10-K report:

1) proxy statements for registrant’s 2010 annual meeting of shareholders-      Items 10, 11, 12, 13, and 14.

FORM 10-K

April 3, 2010

PART I

Item 1:  Business

Cagle’s, Inc. (the “Company”), which began business in 1945 and was first incorporated in Georgia in 1953, and its wholly owned subsidiary Cagle’s Farms, Inc., produce, market, and distribute a variety of fresh and frozen poultry products.  The vertically integrated operations of the Company consist of breeding, hatching, and growing of chickens; feed milling; processing; further processing; and marketing operations.

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

The Company currently processes approximately 2.23 million birds per week in its two processing plants.  Of the Company’s total production, approximately 350,000 birds per week are deboned.

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

Sales and Marketing

The Company’s products are sold to national and regional independent and chain supermarkets, food distributors, food processing companies, national fast-food chains, and institutional users, such as restaurants, schools, and distributors, by the Company’s sales staff and through brokers selected by the Company.

Employees and Labor Relations

The Company employs approximately 1,863 persons, 1,665 hourly and 198 salaried, with approximately 33% of the hourly covered by a collective bargaining agreement.  The Company believes its relationship with the bargaining groups and other employees is good.

Seasonal Variations in Business

The seasonal demand for the Company’s products is highest during the late spring and summer months and is normally lowest during the winter months.

Major Customers

Sales to the Company’s largest customer represent 12%, 17% and 12%, of net sales during fiscal 2010, 2009 and 2008, respectively.

Major Suppliers

Purchases by the Company from its largest supplier represent 20%, 14% and 12%, of cost of sales during fiscal 2010, 2009 and 2008, respectively.

Backlog

The Company had no material backlog of orders existing as of April 3, 2010.

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

Feed Ingredients: Feed ingredient costs decreased 11.2% for fiscal 2010 reflected as a $13.1 million decrease of the $7.3 million total decrease in cost of sales as compared to the previous year.  The Company’s cost to acquire feed ingredients may continue to be volatile.  In the long term, the protein sector of the food industry will be forced to pass the cost of our raw materials to the final consumer increasing our sales price per pound and related revenue, as well as our operating margins.  At this moment, the cost of ingredients, principally corn, has stabilized but the Company will utilize substitute ingredients as available and as determined through feed optimization programs to mitigate the impact of the increased corn cost.

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

Interest Rates: We currently have a term note payable with no exposure to interest rate fluctuations, as this existing indebtedness carries a fixed interest rate.  We also have a revolving credit facility which carries a variable interest rate equal to the 90-day LIBOR rate published by the Wall Street Journal, plus 3.5%.  Reference the Company’s most recent 8-K, filed on November 25, 2009, regarding the revolving credit facility.

The Company had variable interest rate exposure on the revolving credit facility at April 3, 2010.  The Company’s theoretical interest rate exposure on variable rate borrowings at April 3, 2010, would be, with a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by $13.3 thousand per month and a two percentage point increase would increase future interest expense by $26.5 thousand per month.  The Company determined these amounts based on $15.9 million of variable rate borrowings at April 3, 2010, multiplied by 1.0% and 2.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges, or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

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

The Loss of One or More of Our Largest Customers:  Our business could suffer significant setbacks in sales and operating income if our customers’ plans and/or markets should change significantly, or if we lost one or more of our largest customers.   Many of our agreements with our customers are generally short-term, primarily due to the nature of our products, industry practice, and the fluctuation in demand and price for our products.  Our largest customer did not renew their sales contract for calendar 2010.  However, the Company has been able to attract new contract-based customers of similar volume that will approximate this former customer’s sales volume.  These new customers should provide a market for our products without a significant deterioration in operating income.  We continually monitor our production output and will adjust accordingly.

Members of the Cagle’s Family can Exercise Significant Control:  Members of the Cagle’s family beneficially own, in the aggregate, 64.5% of our outstanding common stock, giving them control of approximately 65% of the total voting power of our outstanding voting stock.  In addition, three members of the Cagle’s family serve on our Board of Directors.  As a result, members of the Cagle’s family have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets, and other corporate transactions.  This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price.

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

Item 1B:  Unresolved Staff Comments

Not applicable.

Item 2:  Properties

Production and Facilities

Breeding and Hatching

The Company supplies its broiler chicks by producing hatching eggs from breeder flocks owned by the Company.  These breeder flocks are maintained on approximately 40 contract grower farms.  In addition, the replacement breeder pullets are maintained on approximately 20 contract grower farms where the breeders are reared from one day old to approximately 21 weeks old and then moved to the breeder farm where they begin to produce eggs at about 25 weeks of age.  These farms are located in north Georgia and Tennessee.

The Company owns a hatchery located in Dalton, Georgia, at which eggs are incubated and hatched.  This is a continuous process and requires 21 days to complete.  After the chicks are removed from the incubator, they are vaccinated against disease and moved by an environmentally controlled vehicle, to the Company’s grow-out farms.  The hatchery has an aggregate capacity of 2.9 million eggs per week.

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

Processing

As the broilers reach the desired processing weight, they are removed from the houses and transported by Company trucks to a processing plant.  The processing plants are located in Pine Mountain Valley, Georgia; and Collinsville, Alabama.  The Collinsville plant can process up to 18,000 birds per hour.  The Pine Mountain plant has the capacity to process 10,920 birds per hour.

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

Freezer Storage

The Company’s facilities located in Atlanta, Georgia; Collinsville, Alabama; and Pine Mountain Valley, Georgia; have freezer storage facilities with aggregate capacity of approximately 14.0 million pounds of frozen product.  The Company utilizes outside storage services as needed to supplement its own freezer capacity.

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

Item 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the registrant’s security holders, through the solicitation of Proxies or otherwise, during the fourth quarter of this fiscal year.

Item 4A:  Executive Officers of the Registrant

The information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held July 16, 2010 and is incorporated herein by reference.

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed and principally traded on the American Stock Exchange, ticker symbol CGL.A.  As of April 3, 2010, there were 123 stockholders of record of the Company’s Class A common stock.  Under current loan agreements, issuance of dividends must be consented to by debt holders.

Quarterly dividend data and market highs and lows for the past two years were:

	Fiscal 2010			Fiscal 2009
	Dividend	High	Low	Dividend	High	Low
Quarter:
First	$—	$5.20	$1.70	$—	$6.25	$5.25
Second	—	5.51	3.85	—	5.71	3.85
Third	—	4.58	2.42	—	4.35	1.55
Fourth	—	6.50	3.40	—	2.36	1.32

Issuer Purchases of Equity Securities

The table below provides information regarding the Company’s purchases of its own common stock during the periods indicated.  The Company has accounted for these shares using the retirement method.

Amounts in thousands except Average Price Paid per Share.

	Total Number of	Average Price	Approximate Dollar Value of
	Shares Purchased	Paid per Share	Shares that May Yet Be Purchased (1)

March 29, 2009 – April 3, 2010	22	$2.20	$4,793
March 30, 2008 – March 28, 2009	26	2.13	4,841
April 1, 2007 – March 29, 2008	79	7.74	4,898

(1)         The Board of Directors has authorized the purchase of up to $15,000 of the Company’s own common stock

Item 6:  Selected Consolidated Financial Data

Five Year Selected Financial Data

(In Thousands, Except Per Share Data)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 3, 2010	March 28, 2009	March 29, 2008	March 31, 2007	April 1, 2006
OPERATING RESULTS:
Net sales	$307,091	$292,585	$283,649	$233,936	$237,266
Costs and expenses	301,782	308,262	283,514	246,548	239,989
Operating income (loss)	5,309	(15,677)	135	(12,612)	(2,723)

Interest expense	(1,605)	(2,163)	(1,483)	(2,054)	(2,407)
Other income (expense), net	71	(40)	190	19,998	4,266

Income (loss) before income taxes	3,775	(17,880)	(1,158)	5,332	(864)

Income tax expense (benefit)	1,238	(6,386)	(385)	4,773	(290)
Net income (loss)	$2,537	$(11,494)	$(773)	$559	$(574)

FINANCIAL POSITION:
Working capital	$16,760	$12,679	$20,197	$18,941	$9,416
Total assets	87,619	91,152	91,974	84,019	95,204
Long-term debt and capital lease obligations	25,033	29,049	20,924	16,467	25,869
Stockholders’ equity	35,335	31,984	44,827	45,354	45,232

PERFORMANCE PER COMMON SHARE:
Net (loss) income:
Basic	$0.55	$(2.48)	$(0.17)	$0.12	$(0.12)
Diluted	$0.55	$(2.48)	$(0.17)	$0.12	$(0.12)
Dividends	—	—	—	—	—
Book value at the end of the year	7.65	6.90	9.61	9.60	9.54
Average number of common shares outstanding:
Basic	4,617	4,638	4,665	4,724	4,743
Diluted	4,617	4,638	4,665	4,724	4,743

The accompanying notes are an integral part of the selected consolidated financial data.

Notes to Selected Consolidated Financial Data:

Fiscal Year 2010

Revenues increased by 5.0% as compared to 2009.  This increase can be attributed to a 4.2% increase in sales tonnage and an increase in our average selling price of 0.7 cents per pound as compared to 2009.

Debt decreased by $3.8 million in 2010, as compared to 2009.  This was primarily due to positive cash flow provided by operating activities.  Interest expense decreased by $558 thousand as compared to 2009, the result of decreased borrowings and a lower variable interest rate on the revolving credit facility.

Cost of sales decreased 2.5% as compared to 2009, and can be attributed to lower feed costs.

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

Fiscal Year 2007

Debt was reduced by $11.7 million in 2007.  Interest expense was reduced by 14.7% as compared to 2006, the result of reduced borrowings.

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

General

We are in a highly stratified industry with the top five producers accounting for 58 percent of poultry production in this country and the next fifteen accounting for 35 percent.  Our company currently produces ready to cook product of 7.13 million pounds per week, placing it as the twenty-second integrated broiler company ranked by ready to cook pounds.  Cagle’s produces a product which differentiates itself from the average broiler company; as industry live weights average 5.5 pounds per head, and our birds weigh approximately 3.9 pounds per head.  While this difference impacts the fixed cost per unit of our operations, we believe it serves our company by allowing us to compete for a value added customer profile namely the fast-food, institutional, and deli markets.  We believe this is a market segment that we excel in and can provide our customers with distinctive, quality product to fit their needs at margins necessary to offset the higher cost per unit brought about by the smaller live weight.

The Company has begun to transition its Pine Mountain Valley processing facility to a deboning operation where 100% of the breast will be boned with the remaining portion of the bird being packed for retail and/or export. This transition will be completed by the first of June and will result in an increase to the Company’s pounds processed and revenue of approximately 11%. Live bird size at Pine Mountain Valley after the transition is estimated to be 6.50 pounds and capacity will be adjusted to 8,400 birds per hour.

For the fiscal year ending 2010, the Company reported net income of $2.5 million or $0.55 per share compared to a net (loss) of ($11.5) million or ($2.48) per share for fiscal 2009.

Net sales for fiscal 2010 increased 5.0% to $307.1 million as compared to $292.6 for fiscal 2009.  Poultry sales pounds for the year increased 4.2% reflecting an increase in further processed, breaded products coupled with an average price per pound increase of 0.9% when compared to fiscal 2009.  Head processed for the company were 4.7% more in 2010 than 2009.  Fiscal 2010 market prices compared to fiscal 2009 for boneless breast, wings and tenders were up 5.1%, 32.0% and 7.3%, respectively.  All year-to-year comparison dark meat prices were down, as boneless thigh, leg quarters and drums decreased 12.4%, 9.3% and 9.6%, respectively.  As a company we continue to focus on niche markets where we can react to our customer needs in a quick and efficient manner.  Given our bird size and production facilities we continue to exploit our expertise in the deli/fast food arena.

Cost of production for fiscal 2010 was $285.9 million compared to $293.2 million in fiscal 2009 for a decrease of 2.5%. Feed cost, which account for approximately 38% of our total cost, decreased 11.2% for the year reflected as a $13.1 million decrease in cost of sales. In general a $0.10 per bushel price change in corn or a $10 per ton price change in soybean meal impacts our cost of sales by $750 thousand dollars per year.  Our workforce is made up of 1,863 dedicated employees who are encouraged to freely share suggestions to improve all phases of our operations.

Selling, general and administrative costs were $15.9 million for 2010, an increase of 5.3%.

Interest expense of $1.6 million decreased by 25.8% as compared to 2009 the result of debt repayments and lower variable rates on the revolving credit facility.

At the end of our fiscal year, our stockholder’s equity was $35.3 million with net working capital of $16.8 million.  Total debt of $27.7 million reflected a decrease of 12.1% or $3.8 million this fiscal year.  As we begin fiscal 2011 we anticipate that economic conditions will continue to improve and the value and demand for poultry will increase providing positive margins for the remainder of this fiscal year.  It is our expectation that capital expenditures will be funded by cash on hand and cash generated through operations.

Year 2010 compared to 2009

The Company had available $5.5 million (unused) in established lines of credit as of April 3, 2010 and $7.3 million (unused) in availability as of March 28, 2009.  The decrease is due to the revolving credit facility’s available collateralized borrowings are at 40% of inventory values at year end 2010 as compared to 60% at year end 2009.  Interest expense decreased in 2010 by $558 thousand, a 25.6% decrease, as compared to the same period a year ago.

Poultry pounds produced for 2010 were 5.4% more than 2009, pounds marketed increased by 4.2% and sales revenue increased 5.0%.

Cost of sales decreased 2.5% as compared to 2009, and can be attributed to lower feed costs.

Selling, general and administrative costs increased $841 thousand when compared to 2009. The increase is primarily due to a $416 thousand 2009 recovery of a prior year specific accounts receivable reserve and $428 thousand of 2010 incentive awards.

Year 2009 compared to 2008

The Company had available $7.3 million (unused) in established lines of credit as of March 28, 2009 and $3.3 million (unused) in availability as of March 29, 2008.  Interest expense increased in 2009 by $680 thousand, a 46% increase, as compared to the same period a year ago.

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

Rising feed ingredient prices increased cost of sales by 15.6% as compared to 2007 and, after adjusting 2007 for an asset valuation adjustment to an inactive facility, cost of sales increased 16.8%.

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

We had available $5.5 million (unused) in our revolving credit facility as of April 3, 2010.  This credit agreement currently elapses on March 31, 2012 but has been regularly renewed and extended well before the maturity dates.  The Company is in compliance with the credit agreement’s covenants as of April 3, 2010.  The Company is also in compliance with the term note payable debt covenants as of April 3, 2010.

For the year ended April 3, 2010, the Company had cash provided by operating activities of $7.8 million, primarily due to net income of $2.5 million and depreciation expense of $4.5 million.  Cash used in investing activities was $2.3 million, with purchases of property, plant and equipment of $2.5 million offset by $200 thousand of proceeds from reduction of life insurance policy values.  $4.9 million of cash was used in financing activities, as the Company made debt repayments of $3.8 million.

For the year ended March 28, 2009, the Company used cash in its operating activities of $7.5 million, due primarily to the operating loss during the year.  Cash used in investing activities was $274 thousand, with purchases of property, plant and equipment of $1.5 million offset by $1.2 million of proceeds from reduction of life insurance policy values.  $7.6 million cash was provided by net financing activities, including $8.3 million from the net long-term debt increase.

For the year ended March 29, 2008, the Company used cash in its operating activities of $1.8 million, due primarily to the increase in inventories, which resulted from increases in grain costs.  Cash was used in investing activities, in the amount of $3.7 million, to purchase property, plant and equipment.  Cash of $3.4 million was provided by financing activities, primarily by drawing on lines of credit.

Tabular Disclosure of Contractual Obligations

Contractual obligations at April 3, 2010 were as follows:

Payments Due by Period

(Amounts in Thousands)

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations	$27,646	$2,653	$24,993	$—	$—

Capital Lease Obligations	72	32	40	—	—

Operating Lease Obligations	3,496	1,346	2,150	—	—

Purchase Obligations	—	—	—	—	—

Other Long-Term Liabilities	—	—	—	—	—

Total	$31,214	$4,031	$27,183	$—	$—

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

Related party transactions

Members of the Cagle’s family beneficially own, in the aggregate, 64.5% of the Company’s outstanding common stock, giving them control of approximately 65% of the total voting power of the Company’s outstanding voting stock.  In addition, three members of the Cagle’s family serve on the Company’s Board.  As a result, members of the Cagle’s family have the ability to exert substantial influence or actual control over management and affairs, and over substantially all matters requiring action by the stockholders, including amendments to the certificate of incorporation and bylaws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all assets, and other corporate transactions.  This concentration of ownership may also delay or prevent a change in control otherwise favored by other stockholders and could depress the stock price.

The firm of Byrne, Davis & Hicks, P.C. in which G. Bland Byrne, III, a director of the Company, is a principal, received $247 thousand, $216 thousand and $260 thousand during the fiscal years 2010, 2009 and 2008, respectively.  The payments received are for fees incurred for legal services rendered to the Company and its subsidiaries.

Included in other assets at April 3, 2010 and March 28, 2009 is a receivable of $1.2 million due to the Company from two related party irrevocable life insurance trusts.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” (formerly SFAS No. 109, “Accounting for Income Taxes”) which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  We review the recoverability of any tax assets recorded on the consolidated balance sheets, primarily operating loss carryforwards, based on both historical and anticipated earnings levels of operations and provide a valuation allowance when it is more likely than not that amounts will not be recovered.

The Company adopted ASC 740-10, “Accounting for Uncertainty in Income Taxes,” effective April 1, 2007.  ASC 740-10 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements.  ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company had no significant unrecognized tax benefits at the date of adoption or at April 3, 2010.  Accordingly, the Company does not have any interest or penalties related to uncertain tax positions.  However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense.  Tax periods for all years after 2005 remain open to examination by the federal and state taxing jurisdictions to which it is subject.

The Company has federal net operating loss carryforwards of $12,679.  The Company also has federal and state tax credit carryforwards of $9,430.  The net operating loss and tax credit carryforwards are available to reduce income taxes through 2029.  Realization of these future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for a significant portion of the deferred tax asset associated with the tax credit carryforwards.  The Company expects to fully utilize the federal and state net operating loss carryforwards and, accordingly, there is no valuation allowance associated with the net operating loss carryforwards.

New and Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105, “Generally Accepted Accounting Principles,” which established the FASB ASC as the sole source of authoritative generally accepted accounting principles (“GAAP”).  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its consolidated financial statements issued for the period ended October 3, 2009.  The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

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

The Company had variable interest rate exposure on the revolving credit facility at April 3, 2010.  The Company’s theoretical interest rate exposure on variable rate borrowings at April 3, 2010, would be, with a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by $13.3 thousand per month and a two percentage point increase would increase future interest expense by $26.5 thousand per month.  The Company determined these amounts based on $15.9 million of variable rate borrowings at April 3, 2010, multiplied by 1.0% and 2.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges, or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

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

Item 8:  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors

Cagle’s, Inc. and Subsidiary

Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Cagle’s, Inc. (a Georgia corporation) and Subsidiary as of April 3, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The financial statements of Cagle’s, Inc. and Subsidiary as of March 28, 2009 and March 29, 2008 were audited by FROST, PLLC who was merged into FRAZER FROST, LLP, and whose report dated June 5, 2009, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cagle’s, Inc. and Subsidiary as of April 3, 2010, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/FRAZER FROST, LLP

Little Rock, Arkansas
May 27, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors

Cagle’s, Inc. and Subsidiary

Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Cagle’s, Inc. (a Georgia corporation) and Subsidiary as of March 28, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cagle’s, Inc. and Subsidiary as of March 28, 2009, and the consolidated results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/FROST, PLLC

Little Rock, Arkansas
June 5, 2009

CAGLE’S, INC. AND SUBSIDIARY

Consolidated Balance Sheets

April 3, 2010 and March 28, 2009

(In Thousands, Except Par Values)

	2010	2009
Assets

Current assets
Cash and cash equivalents	$1,872	$1,246
Trade accounts receivable, less allowance for doubtful accounts of $174 and $186 in 2010 and 2009, respectively	15,769	14,170
Inventories	26,065	27,181
Other current assets	305	201
Total current assets	44,011	42,798

Property, plant and equipment, at cost
Land	1,976	1,976
Buildings and improvements	59,698	59,686
Machinery, furniture and equipment	42,213	41,034
Vehicles	5,249	4,691
Construction in progress	932	645
	110,068	108,032
Accumulated depreciation	(75,199)	(71,249)
Property, plant and equipment, net	34,869	36,783

Other assets
Deferred financing costs, net	83	103
Deferred income taxes	7,141	9,775
Other assets	1,515	1,693
Total other assets	8,739	11,571

Total assets	$87,619	$91,152

	2010	2009
Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt	$2,685	$2,488
Accounts payable	16,142	19,989
Accrued expenses and compensation	5,685	4,462
Deferred income taxes	2,739	3,180
Total current liabilities	27,251	30,119

Long-term debt, less current maturities	25,033	29,049

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 9,000 shares authorized, 4,617 and 4,639 shares issued and 4,616 and 4,638 shares outstanding in 2010 and 2009, respectively	4,616	4,638
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	3,600	3,626
Retained earnings	27,199	24,662
Accumulated other comprehensive loss	—	(862)
Total stockholders’ equity	35,335	31,984

Total liabilities and stockholders’ equity	$87,619	$91,152

The accompanying notes are an integral part of these consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Years Ended April 3, 2010, March 28, 2009 and March 29, 2008

(In Thousands, Except Per Share Data)

	2010	2009	2008

Net sales	$307,091	$292,585	$283,649

Costs and expenses
Cost of sales	285,895	293,216	268,477
Selling and delivery	8,535	8,753	8,579
General and administrative	7,352	6,293	6,458
Total costs and expenses	301,782	308,262	283,514

Operating income (loss)	5,309	(15,677)	135

Other income (expense)
Interest expense	(1,605)	(2,163)	(1,483)
Other income (expense), net	71	(40)	190
Total other expense, net	(1,534)	(2,203)	(1,293)

Income (loss) before income taxes	3,775	(17,880)	(1,158)

Income tax provision (benefit)	1,238	(6,386)	(385)

Net income (loss)	$2,537	$(11,494)	$(773)

Weighted-average common shares outstanding
Basic and diluted	4,617	4,638	4,665

Net income (loss) per share
Basic and diluted	$0.55	$(2.48)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

For the Years Ended April 3, 2010, March 28, 2009 and March 29, 2008

(In Thousands)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Income (Loss)

Balance - April 1, 2007	4,689	$4,689	(1)	$(80)	$3,816	$36,929	$—	$45,354

Purchase of treasury stock	(25)	(25)	—	—	(159)	—	—	(184)

Net loss	—	—	—	—	—	(773)	—	(773)	$(773)

Unrealized gain on hedging instruments, net of reclassification adjustment gain of $833 (net of income tax expense of $468)	—	—	—	—	—	—	430	430	430

Balance - March 29, 2008	4,664	4,664	(1)	(80)	3,657	36,156	430	44,827	$(343)

Purchase of treasury stock	(26)	(26)	—	—	(31)	—	—	(57)

Net loss	—	—	—	—	—	(11,494)	—	(11,494)	$(11,494)

Unrealized loss on hedging instruments, net of reclassification adjustment loss of $386 (net of income tax benefit of $727)	—	—	—	—	—	—	(1,292)	(1,292)	(1,292)

Balance - March 28, 2009	4,638	4,638	(1)	(80)	3,626	24,662	(862)	31,984	$(12,786)

Purchase of treasury stock	(22)	(22)	—	—	(26)	—	—	(48)

Net income	—	—	—	—	—	2,537	—	2,537	$2,537

Unrealized gain on hedging instruments, net of reclassification adjustment gain of $1,347 (net of income tax expense of $485)	—	—	—	—	—	—	862	862	862

Balance - April 3, 2010	4,616	$4,616	(1)	$(80)	$3,600	$27,199	$—	$35,335	$3,399

The accompanying notes are an integral part of these consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended April 3, 2010, March 28, 2009 and March 29, 2008

(In Thousands)

	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$2,537	$(11,494)	$(773)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	4,492	4,063	3,782
Amortization	78	88	12
(Gain) loss on sale of property, plant and equipment	(45)	3	(41)
Deferred income tax expense (benefit)	1,237	(6,045)	(385)
Changes in operating assets and liabilities
Trade accounts receivable, net	(1,599)	(155)	(278)
Inventories	1,116	3,547	(7,785)
Refundable income taxes	471	—	492
Other current assets	(104)	197	70
Other assets	(2)	185	243
Accounts payable	(2,993)	4,427	3,531
Accrued expenses	2,570	(2,175)	(717)
Net cash provided by (used in) operating activities	7,758	(7,359)	(1,849)

Cash flows from investing activities
Purchases of property, plant and equipment	(2,482)	(1,523)	(3,774)
Proceeds from sale of property, plant and equipment	45	8	46
Proceeds from redemption of life insurance policies	180	1,241	—
Net cash used in investing activities	(2,257)	(274)	(3,728)

Cash flows from financing activities
Proceeds on revolving line of credit	85,350	85,150	21,050
Payments on revolving line of credit	(86,750)	(74,575)	(14,325)
Payments of long-term debt	(2,515)	(2,305)	(2,097)
Decrease in negative book cash balances	(854)	(463)	(1,087)
Payments of deferred financing costs	(58)	(150)	—
Repurchase of stock	(48)	(57)	(184)
Net cash provided by (used in) financing activities	(4,875)	7,600	3,357

Net increase (decrease) in cash and cash equivalents	626	(33)	(2,220)

Cash and cash equivalents - beginning of year	1,246	1,279	3,499

Cash and cash equivalents - end of year	$1,872	$1,246	$1,279

Supplementary disclosures of cash flow information
Cash paid (received) during the year for
Interest	$1,593	$2,193	$1,460
Income taxes, net	(471)	(109)	162

Supplementary disclosures of noncash transactions
Net unrealized gain (loss) on hedging activities	$862	$(1,292)	$430
Assets acquired pursuant to capital lease obligations	96	74	—

The accompanying notes are an integral part of these consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 3, 2010, March 28, 2009 and March 29, 2008

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

The Company operates in one segment, as defined by Accounting Standards Codification (“ASC”) 280, (formerly Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure About Segments of an Enterprise and Related Information.”)

c.     Fiscal year — The Company’s fiscal year closing date is the Saturday nearest March 31.  The year ended April 3, 2010 includes operations for a 53-week period and the years ended March 28, 2009 and March 29, 2008 include operations for a 52-week period.

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

e.     Cash and cash equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company’s cash management system allows the Company to fund outstanding checks when presented to the financial institution for payment resulting in book overdrafts.  Book overdrafts are recorded in accounts payable in the consolidated balance sheets and changes are reflected as a financing activity in the consolidated statements of cash flows.  As of April 3, 2010 and March 28, 2009, the Company had book overdrafts of $4,108 and $4,962, respectively.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 3, 2010, March 28, 2009 and March 29, 2008

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

g.    Inventories — Live bird and hatching egg inventories are stated at cost and breeder hens are stated at cost, less accumulated amortization, consistent with industry standards.  The costs associated with breeder hens are accumulated up to the production stage and amortized over a 40-week period.  Finished poultry products, feed, and other inventories are stated at the lower of cost or market.  The Company records valuations and adjustments for its inventories and for estimated obsolescence at or equal to the difference between the cost of the inventories and the estimated market value based upon known conditions affecting the inventories’ obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products.  The Company allocates meat costs between its various finished poultry products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts, which are carried in inventories at the estimated recovery amounts, with the remaining amount being reflected at cost or market, whichever is lower.  For inventory valuation purposes, costs include live production costs (principally feed, chick cost, medications and other raw materials), labor and production overhead.  Not all broilers and breeders survive to maturity or disposition; normal losses are not expensed directly because total costs of the project are assigned to the survivors.  The Company would record adjustments to reduce the values of processed poultry and feed inventories to fair market values if market prices for poultry or feed grains moved substantially lower, this would increase the Company’s cost of sales.  The Company has not experienced material revisions to its inventory costs during 2010, 2009 or 2008.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 3, 2010, March 28, 2009 and March 29, 2008

(In Thousands)

1.               Summary of Significant Accounting Policies (cont.)

Inventories at April 3, 2010 and March 28, 2009 consist of the following:

	2010	2009

Finished products	$4,277	$5,692
Field inventory and breeders	15,667	15,509
Feed, eggs and medication	4,779	4,659
Supplies	1,342	1,321

	$26,065	$27,181

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

j.                 Employee insurance claims — The Company is self-funded under a minimum premium arrangement for the majority of employee claims under its group health plan.  The Company is self-insured for the majority of its workers’ compensation risks.  The Company’s insurance programs are administered by risk management specialists.  Insurance coverage is obtained for catastrophic workers’ compensation and group health exposures, as well as those risks required to be insured by certain state laws.  The Company’s accrual for group health and workers’ compensation liabilities of $1,685 and $1,294 as of April 3, 2010 and March 28, 2009, respectively, is included in accrued expenses and compensation in the accompanying consolidated balance sheets.  These accruals are estimated using historical experience and actuarial estimates.  No postemployment benefits are provided under the Company’s group health plan.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 3, 2010, March 28, 2009 and March 29, 2008

(In Thousands)

1.              Summary of Significant Accounting Policies (cont.)

k.              Operating leases — The Company accounts for operating lease agreements in accordance with ASC 840, “Leases,” (formerly SFAS No. 13, “Accounting for Leases” and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”)  Currently, the Company has not entered into any operating lease agreements which contain escalating rent provisions.  Accordingly, rent expense is recognized on a straight-line basis.  Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term, including renewal option periods that are reasonably assured.

l.                 Income taxes — The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” (formerly SFAS No. 109, “Accounting for Income Taxes”) which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company reviews the recoverability of any tax assets recorded on the consolidated balance sheets, primarily operating loss carryforwards, based on both historical and anticipated earnings levels of operations and provides a valuation allowance when it is more likely than not that amounts will not be recovered.

m.           Net income (loss) per common share — Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share assumes the conversion of all potentially dilutive securities (stock options and restricted stock awards) and is calculated by dividing net income (loss) by the sum of the weighted-average number of shares of common stock outstanding plus potentially dilutive securities under the treasury stock method.  For the years ended April 3, 2010, March 28, 2009 and March 29, 2008, there were no potentially dilutive securities outstanding.

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

o.             Fair value measurements — Effective March 30, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures.”  FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 3, 2010, March 28, 2009 and March 29, 2008

(In Thousands)

1.              Summary of Significant Accounting Policies (cont.)

p.             Accounting for the impairment of long-lived assets — ASC 360, “Property, Plant and Equipment,” (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” ) requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever triggering events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets.  No impairment losses have occurred in the fiscal years ended 2010, 2009 or 2008.

q.             Shipping and handling costs — Shipping and handling costs are included in cost of sales in the accompanying consolidated statements of operations and totaled $12,089, $14,712 and $12,811 in fiscal years 2010, 2009 and 2008, respectively.

r.                Financial instruments — The Company is a purchaser of certain commodities, such as corn and soybean meal in the course of normal operations.  The Company may use derivative financial instruments to reduce its exposure to various market risks.  Generally, contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Contracts that are designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by ASC 815-10, “Accounting for Derivative Instruments and Hedging Activities.”  If a derivative instrument is a hedge, as defined by ASC 815-10, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings as a component of cost of sales.  Instruments the Company holds as part of its risk management activities that do not meet the criteria for hedge accounting, as defined by ASC 815-10, are marked to fair value with unrealized gains or losses reported currently in earnings.  At April 3, 2010, the Company held no derivatives.

s.              Advertising expenses — Advertising expenses are expensed as incurred and are included in selling and delivery, and general and administrative expenses in the accompanying consolidated statements of operations and totaled $645, $571 and $122 in the fiscal years 2010, 2009 and 2008, respectively.

t.                Accrued compensation expenses — Accrued compensation expenses of $3,124 and $2,253 are included in accrued expenses and compensation in the accompanying consolidated balance sheets for the fiscal years 2010 and 2009, respectively.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 3, 2010, March 28, 2009 and March 29, 2008

(In Thousands)

2.               Deferred Financing Costs

Deferred financing costs consist of the following at April 3, 2010 and March 28, 2009:

	2010	2009

Deferred financing costs	$341	$283
Accumulated amortization	(258)	(180)

Net deferred financing costs	$83	$103

Future deferred financing amortization expense will be as follows:

2011	$50
2012	33

$83

3.               Long-Term Debt

Long-term debt consists of the following at April 3, 2010 and March 28, 2009:

	2010	2009
Long-term revolving line of credit, maturing March 31, 2012, interest payable monthly, variable interest rate of London InterBank Offered Rate (“LIBOR”) plus 3.50% (currently 3.75%); secured by accounts receivable, inventories and the Atlanta and Pine Mountain Valley facilities.	$15,900	$17,300

Term note payable; fixed interest rate of 7.86%, principal and interest payable monthly of $290, through March 1, 2012 with a maturity payable of $6,513 on April 1, 2012; secured by the Collinsville plant, Dalton hatchery and Rockmart feedmill.	11,746	14,199

Capital lease payable, fixed interest at 7.86%, principal and interest payable monthly of $3, through maturity ranges of March 2012 to August 2012; secured by the leased equipment.	$72	$38
	27,718	31,537
Less current maturities	2,685	2,488

Long-term debt, less current maturities	$25,033	$29,049

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 3, 2010, March 28, 2009 and March 29, 2008

(In Thousands)

3.               Long-Term Debt (cont.)

On January 29, 2009, the Company entered into Amendment Number 2 to the long-term revolving line of credit agreement, effective as of that date.  There were eight primary changes to the existing agreement between the parties:  (1) An increase in the capacity of the revolving credit facility to $25,150.  (2) The creation of a supplemental revolving master note in the principal amount of $4,150 and maturing on October 31, 2009.  (3) The addition of the right to obtain letters of credit issued by lender in favor of third persons in face principal amounts not exceeding $1,000 at any time outstanding.  (4) The limiting of borrowers’ rights to obtain letters of credit issued by lender only pursuant to such supplemental revolving master note and only when borrowers have available revolving credit (which will be determined by including in the definition thereof both the unpaid principal amount of all unpaid revolving loans and also the aggregate face principal amount of all outstanding letters of credit).  (5) Additions of the limitations of the borrowers’ rights to obtain revolving loans pursuant to the supplemental revolving master note only when lender has fully advanced the entire $21,000 principal amount of the primary revolving master note and borrowers also still have available revolving credit.  (6) The addition of the collateral consisting of Cagle’s processing plant located in Pine Mountain Valley, Georgia.  (7) The advance rate with respect to eligible inventories is being increased from 40% to 60% and the advance rate with respect to eligible receivables is being increased from 70% to 80%.  (8) The interest rates were modified by the following provisions:  (a) Interest will accrue on the unpaid principal balance of the revolving loans, from time to time outstanding, evidenced by the primary revolving master note at the LIBOR variable rate plus 3.50% (350 basis points), (b) Interest will accrue on the unpaid principal balance of the revolving loans, from time to time outstanding, evidenced by the supplemental revolving master note at the LIBOR variable rate plus 5.00% (500 basis points).

On November 23, 2009, the Company entered into Amendment Number 4 to the long-term revolving line of credit agreement, effective as of October 31, 2009.  There were four primary changes to the existing agreement between the parties:  (1) The maturity date of the $21,000 portion of the revolving credit facility is being extended to March 31, 2012.  (2) The maturity date of the $4,150 portion of the revolving credit facility is being extended to November 23, 2010.  (3) The minimum tangible net worth covenant remains at $30,000 until July 3, 2010; commencing as of July 4, 2010 and ending on January 3, 2011, the minimum tangible net worth must not be less than $35,000 at any time; and commencing as of January 4, 2011, and at all times thereafter, the minimum tangible net worth must not be less than $40,000 at any time.  (4) The facility advance rate with respect to eligible inventories is restored to 40% from 60% and the advance rate with respect to eligible receivables is maintained at 80%.  As of April 3, 2010, the Company is in compliance with the revolving line of credit agreement’s covenants.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 3, 2010, March 28, 2009 and March 29, 2008

(In Thousands)

3.               Long-Term Debt (cont.)

As of April 3, 2010, and in accordance with the amended long-term revolving line of credit agreement, the lender has issued a $1,000 letter of credit in favor of a third party related to the Company’s self-insurance workers’ compensation liabilities.

The Company’s inventory and accounts receivable levels support collateralized borrowing of the entire $21,000 primary revolving master note and $1,359 of the $4,150 supplemental revolving master note in the long-term revolving line of credit agreement.  The Company’s $15,900 principal balance and $1,000 letter of credit results in $5,459 of available borrowings on the long-term revolving line of credit as of April 3, 2010.

In addition to the covenants described above, the Company must also comply with certain restrictive covenants associated with the term note payable.  On March 30, 2010, the Company entered into an extension of and covenant revisions to the loan agreement governing the term note payable.  Monthly principal and interest payments of $290 continue through March 1, 2012 with a maturity payment of $6,513 due on April 1, 2012.  The previous maturity payment was due on April 1, 2011.  The covenants require the Company to maintain (1) a maximum leverage ratio, (2) operating lease expense below certain levels, (3) a minimum current ratio, (4) a minimum fixed charge coverage ratio, (5) a minimum tangible net worth and (6) capital expenditures not to exceed certain limits.  As of April 3, 2010, the Company is in compliance with the term note payable debt covenants.

Aggregate maturities of long-term debt during the years subsequent to April 3, 2010 are as follows:

2011	$2,685
2012	25,027
2013	6

$27,718

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

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 3, 2010, March 28, 2009 and March 29, 2008

(In Thousands)

4.               Income Taxes (cont.)

Income tax expense (benefit) is reflected in the consolidated statements of operations as follows:

	2010	2009	2008

Current benefit	$(471)	$—	$—
Change in valuation allowance	—	545	186
Change in deferred tax expense (benefit)	1,709	(6,931)	(571)

Income tax expense (benefit)	$1,238	$(6,386)	$(385)

A reconciliation between income tax expense (benefit) computed at the federal statutory rate and the Company’s income tax rate is as follows:

	2010	2009	2008

Federal income taxes (benefit) at statutory rate	$1,283	$(6,079)	$—
State income taxes (benefit)	151	(715)	—
Change in valuation allowance	2,939	545	186
Jobs and investment tax credits	(145)	(98)	(98)
Expiration of jobs and investment tax credits	(2,939)	—	—
Other	(51)	(39)	(473)

	$1,238	$(6,386)	$(385)

Components of the net deferred income tax asset (liability) at April 3, 2010 and March 28, 2009 relate to the following:

	2010	2009
Deferred income tax assets
Federal and state tax credit carryforwards	$9,430	$10,731
Net operating loss carryforwards (federal and state)	5,943	10,136
Accrued expenses	651	393
Other	32	80
	16,056	21,340
Less valuation allowance	(1,495)	(4,434)
	14,561	16,906
Deferred income tax liabilities
Family farm cash-basis deferral	$(1,415)	$(1,546)
Inventories	(3,141)	(3,308)
Property and depreciation	(5,518)	(5,265)
Other	(85)	(192)
	(10,159)	(10,311)

Net deferred income tax asset (liability)	$4,402	$6,595

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 3, 2010, March 28, 2009 and March 29, 2008

(In Thousands)

4.               Income Taxes (cont.)

The Company has federal net operating loss carryforwards of $12,679.  The Company also has federal and state tax credit carryforwards of $9,430.  The net operating loss and tax credit carryforwards are available to reduce income taxes through 2029.  Realization of these future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for a significant portion of the deferred tax asset associated with the tax credit carryforwards.  The Company expects to fully utilize the federal and state net operating loss carryforwards and, accordingly, there is no valuation allowance associated with the net operating loss carryforwards.

The Company adopted ASC 740-10, “Accounting for Uncertainty in Income Taxes,” effective April 1, 2007.  ASC 740-10 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements.  ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company had no significant unrecognized tax benefits at the date of adoption or at April 3, 2010.  Accordingly, the Company does not have any interest or penalties related to uncertain tax positions.  However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense.  Tax periods for all years after 2005 remain open to examination by the federal and state taxing jurisdictions to which it is subject.

5.               Stockholders’ Equity

Beginning in 1990, the Board of Directors (the “Board”) authorized the purchase of up to $2,500 of the Company’s stock on the open market.  In February 2000, the Board increased the authorized amount to $15,000.  The Company purchased 22 shares for $48 during 2010.  Through April 3, 2010, 818 shares had been repurchased by the Company at a total cost of $10,207.  The Company has accounted for these shares using the retirement method.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 3, 2010, March 28, 2009 and March 29, 2008

(In Thousands)

6.               Related Parties

Members of the Cagle’s family beneficially own, in the aggregate, 64.5% of the Company’s outstanding common stock, giving them control of approximately 65% of the total voting power of the Company’s outstanding voting stock.  In addition, three members of the Cagle’s family serve on the Company’s Board.  As a result, members of the Cagle’s family have the ability to exert substantial influence or actual control over management and affairs, and over substantially all matters requiring action by the stockholders, including amendments to the certificate of incorporation and bylaws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all assets, and other corporate transactions.  This concentration of ownership may also delay or prevent a change in control otherwise favored by other stockholders and could depress the stock price.

The firm of Byrne, Davis & Hicks, P.C. in which G. Bland Byrne, III, a director of the Company, is a principal, received $247, $216 and $260 during the fiscal years 2010, 2009 and 2008, respectively.  The payments received are for fees incurred for legal services rendered to the Company and its subsidiaries.

Included in other assets at April 3, 2010 and March 28, 2009 is a receivable of $1,242 due to the Company from two related party irrevocable life insurance trusts.

7.               Major Customers and Vendor

The Company had sales to one individual customer, which exceeded 10% of total sales for fiscal years 2010, 2009 and 2008.  Accounts receivable and sales from this customer as of and for the years ended April 3, 2010, March 28, 2009 and March 29, 2008 was as follows:

	Sales		Accounts Receivable
Fiscal Year	Amount	Percentage	Amount	Percentage

2010	$37,073	12%	$87	1%
2009	48,316	17%	2,046	14%
2008	33,679	12%	2,074	15%

The Company had purchases of from one vendor, which exceeded 10% of the total purchases for fiscal years 2010, 2009 and 2008.  Accounts payable and purchases from this customer as of and for the years ended April 3, 2010, March 28, 2009 and March 29, 2008 was as follows:

	Purchases		Accounts Payable
Fiscal Year	Amount	Percentage	Amount	Percentage

2010	$56,645	20%	$673	4%
2009	41,912	14%	2,413	12%
2008	31,971	12%	1,049	6%

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 3, 2010, March 28, 2009 and March 29, 2008

(In Thousands)

8.     Benefit Plans

Under a collective bargaining agreement, the Company contributes to a multi-employer pension plan for the benefit of certain employees who are union members.  A separate actuarial valuation for this plan is not made for the Company.  Accordingly, information with respect to accumulated plan benefits and net assets available for benefits is not available.  Under the Employee Retirement Income Security Act of 1974, as amended in 1980, an employer, upon withdrawal from a multi-employer plan, is required, in certain cases, to continue funding its proportionate share of the plan’s unfunded vested benefits.  The Company’s contribution rate is a fixed-dollar amount per eligible employee.  The Company made total contributions to the union plan of $109, $103 and $109 in fiscal years 2010, 2009 and 2008, respectively.

The Company has an elective 401(k) retirement plan for employees not covered by a collective bargaining agreement.  Under the plan, the Company matches 50% of each participating employee’s contributions.  The Company’s contribution is limited to 2% of the participating employee’s salary.  Additional contributions may be made at the discretion of the Company’s Board.  The Company made matching contributions of $184, $195 and $191 in fiscal years 2010, 2009 and 2008, respectively.  No discretionary Company contributions have been made to this plan.

The Company does not provide postretirement medical or other benefits to employees.

9.     Commitments and Contingencies

The Company leases certain of its buildings, equipment and vehicles under noncancelable operating leases.  The consolidated statements of operations include rental expense relating to these operating leases of $1,478, $1,429 and $870 in fiscal years 2010, 2009 and 2008, respectively.

At April 3, 2010, future minimum payments under noncancelable operating leases were as follows:

2011	$1,346
2012	1,216
2013	835
2014	99

$3,496

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 3, 2010, March 28, 2009 and March 29, 2008

(In Thousands)

9.     Commitments and Contingencies (cont.)

At April 3, 2010, the Company had a total of 1,863 employees.  Of this total, 1,665 are hourly workers and 198 are salaried.  Approximately 33% of the Company’s hourly employees are represented by a union labor agreement.  None of the Company’s salaried employees are represented by a union.  The labor agreement with the hourly employees has been in existence for over 20 years.  The current three-year agreement was ratified by the union on February 7, 2009 and it will expire on October 31, 2011.

10.   Concentrations of Credit Risk

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

11.   Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and all other changes in equity during a period except those resulting from investments by or distributions to stockholders.  Other comprehensive income (loss) for all periods presented consists of fair value adjustments associated with cash flow hedges pursuant to ASC 815-10, “Accounting for Derivative Instruments and Hedging Activities.”

	2010	2009	2008

Net income (loss)	$2,537	$(11,494)	$(773)
Cash flow hedges	—	(1,633)	65
Reclassification to net earnings	1,347	(386)	833
Tax (expense) benefit	(485)	727	(468)

Total comprehensive income (loss)	$3,399	$(12,786)	$(343)

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 3, 2010, March 28, 2009 and March 29, 2008

(In Thousands)

11.   Comprehensive Income (Loss) (cont.)

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

For the 53-week period ended April 3, 2010, the Company recognized $1,347 of expense in cost of sales related to the cash flow hedge, which was determined to be fully effective.

As a result, the Company voluntarily discontinued hedge accounting in the second quarter of 2009 by de-designating the previously defined hedge relationship.  The de-designation of the cash flow hedge was done in accordance with Derivatives Implementation Group (“DIG”) Issue Nos. G3, G17, G18 and G20, which generally require that the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income (loss), unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.  Therefore, the deferred losses related to the derivative that were de-designated were not recognized immediately and were reclassified into earnings during the contractual terms of the inventory purchases.  The Company had pretax losses totaling $1,347, recorded as accumulated other comprehensive income (loss) as of the fiscal year ended March 28, 2009 related to cash flow hedges, recognized pro rata through the third quarter of the fiscal year ended April 3, 2010.  As of April 3, 2010, the Company no longer has any hedged cash flow positions.

12.   Quarterly Financial Data (Unaudited)

Quarterly financial data is as follows (in thousands, except per share data):

				Earnings (Loss)
		Operating	Net	Per Share
		Income	Income	(Basic and
	Net Sales	(Loss)	(Loss)	Diluted)
Fiscal year 2010 quarter ended:
June 27, 2009	$78,015	$2,445	$1,283	$0.28
September 26, 2009	87,570	1,491	691	0.15
January 1, 2010	70,411	(154)	(345)	(0.08)
April 3, 2010	71,095	1,527	908	0.20

Fiscal year 2009 quarter ended:
June 28, 2008	$76,921	$(4,179)	$(2,996)	$(0.65)
September 28, 2008	75,632	(7,956)	(5,483)	(1.18)
January 3, 2009	73,525	(3,253)	(2,520)	(0.54)
March 28, 2009	66,507	(289)	(495)	(0.11)

Fiscal year 2008 quarter ended:
June 30, 2007	$71,862	$2,744	$1,536	$0.33
September 29, 2007	76,067	2,499	1,375	0.29
December 29, 2007	66,920	(2,485)	(1,769)	(0.38)
March 29, 2008	68,800	(2,623)	(1,915)	(0.41)

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 3, 2010, March 28, 2009 and March 29, 2008

(In Thousands)

13.   New Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105, “Generally Accepted Accounting Principles,” which established the FASB ASC as the sole source of authoritative generally accepted accounting principles (“GAAP”).  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its consolidated financial statements issued for the period ended October 3, 2009.  The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

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

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 3, 2010, March 28, 2009 and March 29, 2008

(In Thousands)

13.   New Accounting Pronouncements (cont.)

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

14.   Subsequent Events Evaluation Date

The Company evaluated the events and transactions subsequent to its April 3, 2010 consolidated financial statement date and, in accordance with FASB ASC 855-10-50, “Subsequent Events,” determined there were no significant events necessary for disclosure through May 27, 2010, which is the consolidated financial statement issuance date.

SCHEDULE II — Valuation and Qualifying Accounts

Col A	Col B	Col C		Col D	Col E
		ADDITIONS
	Balance at	Charged to	Charged		Balance
	Beginning of	Costs and	to Other		at end
DESCRIPTION	Period	Expenses	Accounts	Deductions	of Period
Year ended April 3, 2010
Reserves and Allowances deducted from asset accounts:
Allowance for doubtful accounts	$186	$—	$—	$12	$174

Year ended March 28, 2009
Reserves and Allowances deducted from asset accounts:
Allowance for doubtful accounts	$637	$—	$—	$451	$186

Year ended March 29, 2008
Reserves and Allowances deducted from asset accounts:
Allowance for doubtful accounts	$662	$—	$—	$25	$637

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As more fully described in a Form 8-K that we filed with the SEC on  January 8, 2010, we were notified that, effective January 1, 2010, Frost, PLLC (“Frost”), our independent accountant, and certain partners of Moore Stephens Wurth Frazer Torbet, LLP (“MSWFT”) formed Frazer Frost, LLP (“Frazer Frost”), a new partnership. Pursuant to the terms of a Combination Agreement by and among Frost, MSWFT, and Frazer Frost, each of Frost and MSWFT contributed substantially all of their assets and certain of their liabilities to Frazer Frost, resulting in Frazer Frost assuming Frost’s engagement letter with us and becoming a new independent accounting firm, and the principal accountant engaged to audit our financial statements, effective January 1, 2010.  As a consequence of the transaction between Frost and MSWFT forming Frazer Frost, and simultaneously with the effectiveness of this transaction Frost resigned as our certifying accountant. The Company’s Audit Committee approved the change on January 23, 2010.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  During the evaluation, some deficiencies were found, but in the opinion of management, these deficiencies alone do not amount to a material weakness.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 3, 2010.

(c)           Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Earlier in fiscal year 2010, as reported in the third quarter on Form 10-Q, management did increase the corporate accounting staff in order to enhance the Company’s internal control over financial reporting.

(d)           Integrated Audit of Financial Statements

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  The Company’s registered public accounting firm will perform an audit of internal control over financial reporting that is integrated with the audit of financial statements of and for the fiscal year ended April 2, 2011.

Item 9B:  Other Information

None

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held July 16, 2010 and is incorporated herein by reference.  The Company has adopted a Code of Ethics, which applies to the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.  The full text of the Code of Ethics was included as an exhibit with the 2004 Form 10-K Annual Report.

Item 11:  Executive Compensation

The information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held July 16, 2010 and is incorporated herein by reference.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held July 16, 2010 and is incorporated herein by reference.

Item 13:  Certain Relationships and Related Transactions

The information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held July 16, 2010 and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on July 16, 2010 and is incorporated herein by reference.

PART IV

(a)1.        The Financial Statements are included at Item 8.

(a)2.        Financial Statement Schedules

The following financial statement schedules are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Schedule II — Valuation and Qualifying Accounts

(a)3.        Exhibits

3.1 Articles of Incorporation of the Registrant. (5)

3.2 Bylaws of the Registrant. (3)

13.2 Cagle’s, Inc. Proxy statements for Registrant’s 2010 annual meeting of shareholders. (2)

14.1 Code of Ethics. (4)

23.1a Consent of independent registered public accounting firm, FRAZER FROST, LLP. (1)

23.1b Consent of independent registered public accounting firm, FROST, PLLC. (1)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).  (1)

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).  (1)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.  (1)

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.  (1)

(1)  Filed herewith.

(2)  Filed simultaneously with this Form 10K on June 16, 2010 and incorporated by reference herein from the Registrant’s Schedule 14A for the year ended April 3, 2010.

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
Chairman, Chief Executive Officer and President
June 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities indicated and on June 10, 2010:

/s/ J. Douglas Cagle	Director and Chairman, Chief Executive Officer and President
/s/ G. Bland Byrne	Director
/s/ Candace Chapman	Director
/s/ Panos J. Kanes	Director
/s/ Edward J Rutkowski	Director
/s/ Mark M. Ham IV	Director and Executive Vice President and Chief Financial Officer
/s/ James David Cagle	Director and Vice President
/s/ George Douglas Cagle	Director and Vice President