Form 10-Q
period 2010-07-03
CAGLES INC
filed 2010-08-13
CIK 16104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒.

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class A Common Stock at $1.00 par value	4,616,208 shares as of August 12, 2010.

FORM 10-Q

Cagle’s, Inc.

July 3, 2010

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Values)

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

	(Unaudited)
	July 3, 2010	April 3, 2010
Assets
Current assets
Cash	$1,878	$1,872
Trade accounts receivable, less allowance for doubtful accounts of $174 and $174 at July 2010 and April 2010	14,739	15,769
Inventories	27,468	26,065
Other current assets	746	305
Total current assets	44,831	44,011
Property, plant and equipment, at cost
Land	1,976	1,976
Buildings and improvements	59,705	59,698
Machinery, furniture and equipment	44,846	42,213
Vehicles	5,519	5,249
Construction in progress	360	932
	112,406	110,068
Accumulated depreciation	(76,421)	(75,199)
Property, plant and equipment, net	35,985	34,869
Other assets
Deferred financing costs, net	68	83
Deferred income taxes	5,185	7,141
Other assets	1,515	1,515
Total other assets	6,768	8,739
Total assets	$87,584	$87,619

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$2,738	$2,685
Accounts payable	17,068	16,142
Accrued expenses and compensation	6,224	5,685
Deferred income taxes	2,739	2,739
Total current liabilities	28,769	27,251
Long-term debt, less current maturities	20,002	25,033
Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 9,000 shares authorized, 4,617 shares issued and 4,616 shares outstanding at July 2010 and April 2010	4,616	4,616
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	3,600	3,600
Retained earnings	30,677	27,199
Total stockholders’ equity	38,813	35,335
Total liabilities and stockholders’ equity	$87,584	$87,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended
	July 3, 2010	June 27, 2009

Net sales	$78,571	$78,015

Costs and expenses
Cost of sales	68,215	71,708
Selling and delivery	2,447	2,197
General and administrative	2,098	1,665
Total costs and expenses	72,760	75,570

Operating income	5,811	2,445

Other income (expense)
Interest expense	(381)	(442)
Other income (expense), net	4	2
Total other income (expense), net	(377)	(440)

Income before income taxes	5,434	2,005

Income tax expense	1,956	722

Net income	$3,478	$1,283

Weighted-average common shares outstanding
Basic	4,616	4,619
Diluted	4,616	4,619

Per common share
Net income
Basic	$0.75	$0.28
Diluted	$0.75	$0.28
Dividends	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	13 Weeks Ended
	July 3, 2010	June 27, 2009
Cash flows from operating activities
Net income	$3,478	$1,283
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,222	1,030
Amortization	15	22
Gain on sale of property, plant and equipment	(4)	(2)
Deferred income tax expense	1,956	722
Changes in operating assets and liabilities
Trade accounts receivable, net	1,030	(1,746)
Inventories	(1,403)	(436)
Other current assets	(441)	(270)
Other assets	—	16
Accounts payable	(1,071)	157
Accrued expenses and compensation	539	682
Net cash provided by operating activities	5,321	1,458
Cash flows from investing activities
Purchases of property, plant and equipment	(2,338)	(305)
Proceeds from sale of property, plant and equipment	4	2
Proceeds from redemption of life insurance cash values	—	180
Net cash used in investing activities	(2,334)	(123)
Cash flows from financing activities
Proceeds on revolving line of credit	12,875	23,350
Payments on revolving line of credit	(17,200)	(24,450)
Payments of long-term debt	(653)	(605)
Increase in negative book cash balances	1,997	636
Repurchase of stock	—	(48)
Net cash used in financing activities	(2,981)	(1,117)
Net increase in cash and cash equivalents	6	218
Cash and cash equivalents - beginning of period	1,872	1,246
Cash and cash equivalents - end of period	$1,878	$1,464
Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest	$380	$429
Supplementary disclosures of noncash transactions
Net unrealized gain on hedging activities, net of income tax expense of $161	$—	$287

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 3, 2010

(In Thousands)

(Unaudited)

1.               Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle’s, Inc. and its wholly owned subsidiary Cagle Farms, Inc. (collectively, the “Company”) as of July 3, 2010 and the results of their operations for the 13 weeks ended July 3, 2010 and June 27, 2009.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Results of operations for the 13 weeks ended July 3, 2010 are not necessarily indicative of results to be expected for the full fiscal year ending April 2, 2011.

The consolidated balance sheet at April 3, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended April 3, 2010.

2.               Significant Accounting Policies

Refer to the Company’s 2010 annual report on Form 10-K, Note 1 to Consolidated Financial Statements, for a description of significant accounting policies.  There have been no material changes to these accounting policies.

3.               Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company’s cash management system allows the Company to fund outstanding checks when presented to the financial institution for payment resulting in book overdrafts.  Book overdrafts are recorded in accounts payable in the consolidated balance sheets and changes are reflected as a financing activity in the consolidated statements of cash flows.  As of July 3, 2010 and April 3, 2010, the Company had book overdrafts of $6,105 and $4,108, respectively.

4.               Inventories

Inventories consist of the following at July 3, 2010 and April 3, 2010:

	July 2010	April 2010

Finished products	$4,940	$4,277
Field inventory and breeders	15,561	15,667
Feed, eggs and medication	5,713	4,779
Supplies	1,254	1,342

	$27,468	$26,065

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 3, 2010

(In Thousands)

(Unaudited)

5.              Long-Term Debt

Long-term debt consists of the following at July 3, 2010 and April 3, 2010:

	July 2010	April 2010
Long-term revolving line of credit; maturing March 31, 2012, interest payable monthly, variable interest rate of London InterBank Offered Rate (“LIBOR”) plus 3.50% (currently 4.00%); secured by accounts receivable, inventories and the Atlanta and Pine Mountain Valley facilities.	$11,575	$15,900

Term note payable; fixed interest rate of 7.86%, principal and interest payable monthly of $290 through March 1, 2012 with a maturity payable of $6,513 on April 1, 2012; secured by the Collinsville plant, Dalton hatchery and Rockmart feedmill.	11,102	11,746

Capital leases payable, imputed interest at 7.86%, principal and interest payable monthly of $3, through maturity ranges of March 2012 to August 2012; secured by the leased equipment.	63	72
	22,740	27,718
Less current maturities	2,738	2,685

Long-term debt, less current maturities	$20,002	$25,033

On November 23, 2009, the Company entered into Amendment Number 4 to the long-term revolving line of credit agreement, effective as of October 31, 2009.  There were four primary changes to the existing Agreement between the parties: (1) The maturity date of the $21,000 portion of the revolving credit facility was extended to March 31, 2012.  (2) The maturity date of the $4,150 portion of the revolving credit facility was extended to November 23, 2010.  (3) The minimum tangible net worth covenant remained at $30,000 until July 3, 2010; commencing as of July 4, 2010 and ending on January 3, 2011, the minimum tangible net worth must not be less than $35,000 at any time; and commencing as of January 4, 2011, and at all times thereafter, the minimum tangible net worth must not be less than $40,000 at any time.  (4) The facility advance rate with respect to eligible inventories was restored to 40% from 60% and the advance rate with respect to eligible receivables is maintained at 80%.  As of July 3, 2010, the Company is in compliance with the revolving line of credit agreement’s covenants.

As of July 3, 2010, and in accordance with the amended long-term revolving line of credit agreement, the lender has issued a $1,000 letter of credit in favor of a third party related to the Company’s self-insurance workers’ compensation liabilities.

The Company’s inventory and accounts receivable levels support collateralized borrowing of the entire $21,000 primary revolving master note and $1,251 of the $4,150 supplemental revolving master note in the long-term revolving line of credit agreement.  The Company’s $11,575 principal

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 3, 2010

(In Thousands)

(Unaudited)

balance and $1,000 letter of credit results in $9,676 of available borrowings on the long-term revolving line of credit as of July 3, 2010.

In addition to the covenants described above, the Company must also comply with certain restrictive covenants associated with the term note payable.  On March 30, 2010, the Company entered into an extension of and covenant revisions to the loan agreement governing the term note payable.  Monthly principal and interest payments of $290 continue through March 1, 2012 with a maturity payment of $6,513 due on April 1, 2012.  The previous maturity payment was due on April 1, 2011.  The covenants require the Company to maintain (1) a maximum leverage ratio, (2) operating lease expense below certain levels, (3) a minimum current ratio, (4) a minimum fixed charge coverage ratio, (5) a minimum tangible net worth and (6) capital expenditures not to exceed certain limits.  As of July 3, 2010, the Company is in compliance with the term note payable debt covenants.

Aggregate maturities of long-term debt during the next twelve months and subsequent annual periods are as follows:

July 4, 2010 - July 2, 2011	$2,738
July 3, 2011 - June 30, 2012	20,001
July 1, 2012 - June 29, 2013	1
Long-term debt	$22,740

6.              Stockholders’ Equity

The Board of Directors (the “Board”) has authorized the purchase of up to $15,000 of the Company’s stock on the open market.  The Company did not purchase any of the Company’s stock during the 13 weeks ended July 3, 2010.  The Company did purchase 22 shares for $48 during the fiscal year ended April 3, 2010.  Through July 3, 2010, 819 shares had been purchased by the Company at a total cost of $10,207.  The Company has accounted for these shares using the retirement method.

7.              Related Parties

Members of the Cagle’s family beneficially own, in the aggregate, 64.5% of the Company’s outstanding common stock, giving them control of approximately 65% of the total voting power of the Company’s outstanding voting stock.  In addition, three members of the Cagle’s family serve on the Company’s Board.  As a result, members of the Cagle’s family have the ability to exert substantial influence or actual control over management and affairs, and over substantially all matters requiring action by the stockholders, including amendments to the certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets, and other corporate transactions.  This concentration of ownership may also delay or prevent a change in control otherwise favored by other stockholders and could depress the stock price.

The firm of Byrne, Davis & Hicks, P. C., in which G. Bland Byrne, III a director of the Company is a principal, received payments of $60 from the Company for legal services rendered during each of the two quarters ended July 3, 2010 and June 27, 2009.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 3, 2010

(In Thousands)

(Unaudited)

Included in other assets at July 3, 2010 and April 3, 2010 is a receivable of $1,242 due to the Company from two related party irrevocable life insurance trusts.

8.              Financial Instruments

The Company is a purchaser of certain commodities, such as corn and soybean meal in the course of normal operations.  The Company has used derivative financial instruments to reduce its exposure to various market risks.  Generally, contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Contracts that are designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by ASC 815-10, “Accounting for Derivative Instruments and Hedging Activities.”  If a derivative instrument is a hedge, as defined by ASC 815-10, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings as a component of cost of sales.  Instruments the Company holds as part of its risk management activities that do not meet the criteria for hedge accounting, as defined by ASC 815-10, are marked to fair value with unrealized gains or losses reported currently in earnings.  The Company currently has no commodity contracts.

9.              Comprehensive Income

Comprehensive income (loss) includes net earnings and all other changes in equity during a period except those resulting from investments by or distributions to stockholders.  Other comprehensive income (loss) for all periods presented consists of fair value adjustments associated with cash flow hedges pursuant to ASC 815-10, “Accounting for Derivative Instruments and Hedging Activities.”

	13 Weeks Ended
	July 3, 2010	June 27, 2009

Net income	$—	$1,283
Cash flow hedges	—	—
Reclassification to net earnings	—	448
Tax expense	—	(161)

Total comprehensive income	$—	$1,570

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

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 3, 2010

(In Thousands)

(Unaudited)

therefore, entering into an effective hedge transaction.  However, due to the volatility of the grain markets, the Company concluded it was no longer practical to keep the futures.

As a result, the Company voluntarily discontinued hedge accounting in the second quarter of the fiscal year ended March 28, 2009 by de-designating the previously defined hedge relationship.  The de-designation of the cash flow hedge was done in accordance with Derivatives Implementation Group (“DIG”) Issue Nos. G3, G17, G18 and G20, which generally require that the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income (loss), unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.  As such the Company continues to hold inventory purchase agreements in excess of futures contracts and have no indication that the futures commitment on the hedged inventory purchases is in jeopardy of discontinuing.  Therefore, the deferred losses related to the derivative that were de-designated were not recognized immediately and are expected to be reclassified into earnings during the contractual terms of the inventory purchases.  The Company had pretax losses totaling $1,347, recorded as accumulated other comprehensive income (loss) as of the fiscal year ended March 28, 2009 related to cash flow hedges, recognized prorata through the third quarter of the fiscal year ended April 3, 2010.  The Company generally has no hedge cash flows related to commodities beyond 12 months.

For the 13 week period ended June 27, 2009, the Company recognized $448 of expense in cost of sales related to our cash flow hedge which was determined to be fully effective.  The Company currently has no commodity contracts.

10.             Reclassifications

Certain reclassifications have been made to the June 27, 2009 Consolidated Statements of Cash Flows in order for it to conform to the current presentation.  There was no impact on earnings.

11.             New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended October 3, 2009 and thereafter.  The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

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

Measuring Liabilities at Fair Value. In August 2009, the FASB issued new U.S. GAAP guidance clarifying the measurement of liabilities at fair value. Among other things, the guidance clarifies how the price of a traded debt security (an asset value) should be considered in estimating the

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 3, 2010

(In Thousands)

(Unaudited)

fair value of the issuer’s liability and is effective for the Company’s reporting period ended October 3, 2009 and thereafter.  The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The disclosures in this quarterly report are complementary to those made in the Company’s 2010 annual report on Form 10-K.

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

Results of Operations

Net Sales

Revenues for the first quarter were $78.6 million, up 0.7% reflecting a decrease in pounds sold of 3.1% and an increase in sales price for poultry of $0.013 per pound as compared to the same period in fiscal 2010.

Quoted market prices for products for the first quarter of fiscal 2011 versus the same period last quarter and last year fluctuated as follows:

	% Change	% Change
	1st qtr. 11 vs	1st qtr. 11 vs
	4th qtr. 10	1st qtr. 10

Tenders	18.4%	7.7%
Wings	(25.3)%	(11.2)%
Drums	(4.3)%	(17.5)%
Boneless Breast	14.4%	9.1%
Boneless Thigh	(3.1)%	(26.8)%
Leg Quarters	2.4%	(19.2)%
Whole Bird without Giblets	5.4%	7.3%

Cost of sales

Cost of sales for the first quarter of fiscal 2011 decreased 4.9% as compared with the same period last year, from $71.7 million to $68.2 million.  Feed ingredient prices for broilers processed in the first quarter of fiscal 2011, which represented 36% of the total cost of sales, decreased 8.5% as compared to the first quarter of fiscal 2010.

Selling and Delivery

These expenses increased $250 thousand, or 11.4%, for the 13 weeks ended July 3, 2010 as compared to the 13 weeks ended June 27, 2009.  $240 thousand of this $250 thousand increase is due to an increase in outside storage expenses.  Outside storage expense was $281 thousand and $41 thousand for the 13 weeks ended July 3, 2010 and June 27, 2009, respectively.

General and Administrative

These expenses increased $433 thousand, or 26.0%, for the 13 weeks ended July 3, 2010 as compared to the 13 weeks ended June 27, 2009.  $472 thousand of this increase is accrued incentive compensation in the 13 weeks ended July 3, 2010 as compared to no accrued incentive compensation in the 13 weeks ended June 27, 2009.

Interest Expense

Interest expense decreased $61 thousand, or 13.8%, for the 13 weeks ended July 3, 2010 versus the 13 weeks ended June 27, 2009.  This is due to average long-term debt decreasing from $30.7 million to $25.2 million during the two periods.

Other Income (Expense)

Other income (expense) was $4 thousand for the 13 weeks ended July 3, 2010 versus $2 thousand for the 13 weeks ended June 27, 2009.

Income Taxes

Income tax expense was $2.0 million, or 36.0% of pre-tax income of $5.4 million for the 13 weeks ended July 3, 2010.  Income tax expense was $722 thousand, or 36.0% of pre-tax income of $2.0 million for the 13 weeks ended June 27, 2009.  The entire income tax expense of both periods was charged against deferred tax assets, as none is currently payable due to the Company’s federal and state net operating loss and tax credit carryforwards.

As of April 3, 2010, the Company had federal net operating loss carryforwards of $12.7 million and federal and state tax credit carryforwards of $9.4 million.  The net operating loss and tax credit carryforwards are available to reduce income taxes through 2029.  Realization of these future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for a significant portion of the deferred tax asset associated with the tax credit carryforwards.  The Company expects to fully utilize the federal and state net operating loss carryforwards and, accordingly, there is no valuation allowance associated with the net operating loss carryforwards.

The Company uses ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements.  ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company had no significant unrecognized tax benefits at the date of adoption or at April 3, 2010.  Accordingly, the Company does not have any interest or penalties related to uncertain tax positions.  However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense.  Tax periods for all years after 2005 remain open to examination by the federal and state taxing jurisdictions to which it is subject.

Financial Condition and Liquidity

As of July 3, 2010, the Company’s working capital was $16.1 million and its current ratio was 1.56.  The Company’s working capital as of the year ended April 3, 2010 was $16.8 million and its current ratio was 1.62.

The Company decreased long-term debt by $5.0 million during the 13 weeks ended July 3, 2010.  The Company spent $2.3 million on capital projects during the 13 weeks ended July 3, 2010.  As of July 3, 2010, the Company has remaining availability of $9.7 million on its long-term revolving line of credit facility.

On November 23, 2009, the Company entered into Amendment Number 4 to the long-term revolving line of credit agreement, effective as of October 31, 2009.  There were four primary changes to the existing Agreement between the parties: (1) The maturity date of the $21.0 million portion of the revolving credit facility was extended to March 31, 2012.  (2) The maturity date of the $4.15 million portion of the revolving credit facility was extended to November 23, 2010.  (3) The minimum tangible net worth covenant remained at $30.0 million until July 3, 2010; commencing as of July 4, 2010 and ending on January 3, 2011, the minimum tangible net worth must not be less than $35.0 million at any time; and commencing as of January 4, 2011, and at all times thereafter, the minimum tangible net worth must not be less than $40.0 million at any time.  (4) The facility advance rate with respect to eligible inventories was restored to 40% from 60% and the advance rate with respect to eligible receivables is maintained at 80%.  As of July 3, 2010, the Company is in compliance with the revolving line of credit agreement’s covenants.

As of July 3, 2010, and in accordance with the amended long-term revolving line of credit agreement, the lender has issued a $1.0 million letter of credit in favor of a third party related to the Company’s self-insurance workers’ compensation liabilities.

The Company’s inventory and accounts receivable levels support collateralized borrowing of the entire $21.0 million primary revolving master note and $1.3 million of the $4.15 million supplemental revolving master note in the long-term revolving line of credit agreement.  The Company’s $11.6 million principal balance and $1.0 million letter of credit results in $9.7 million of available borrowings on the long-term revolving line of credit as of July 3, 2010.

In addition to the covenants described above, the Company must also comply with certain restrictive covenants associated with the term note payable.  On March 30, 2010, the Company entered into an extension of and covenant revisions to the loan agreement governing the term note payable.  Monthly principal and interest payments of $290 thousand continue through March 1, 2012 with a maturity payment of $6.5 million due on April 1, 2012.  The previous maturity payment was due on April 1, 2011.  The covenants require the Company to maintain (1) a maximum leverage ratio, (2) operating lease expense below certain levels, (3) a minimum current ratio, (4) a minimum fixed charge coverage ratio, (5) a minimum tangible net worth and (6) capital expenditures not to exceed certain limits.  As of July 3, 2010, the Company is in compliance with the term note payable debt covenants.

We expect that cash flow from operations and cash on hand should be sufficient to fund operations, to make all payments of principal and interest when due, and to fund capital expenditures for at least the next twelve months.  We may elect to finance certain capital expenditure requirements through borrowings under our credit facilities or leases.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  The Company’s accounting policies involve “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made.  In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations.  We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.  We have disclosed our critical accounting policies in our Annual Report on Form 10-K for the year ended April 3, 2010, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q.

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

The Company may choose to utilize derivatives as offered on the Chicago Board of Trade for the purpose of protecting the feed cost for fixed price sales commitments negotiated with our customers.  The Company’s two primary feed ingredients are corn and soybean meal.  A $0.10 per bushel price change in corn or a $10 per ton price change in soybean meal impacts our cost of sales $0.75 million dollars per year.  The Company currently has no commodity contracts.

Interest Rates

We currently have a term note payable with no exposure to interest rate fluctuations, as our existing indebtedness carries a fixed interest rate.  We have a revolving credit facility which carries a variable interest rate equal to the 90-day LIBOR rate published by the Wall Street Journal, plus 3.5%.

The Company had variable interest rate exposure on the revolving credit facility at July 3, 2010.  The Company’s theoretical interest rate exposure on variable rate borrowings at July 3, 2010, would be, with a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by $9.6 thousand per month and a two percentage point increase would increase future interest expense by $19.3 thousand per month.  The Company determined these amounts based on $11.6 million of variable rate borrowings at July 3, 2010, multiplied by 1.0% and 2.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges, or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

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

Members of the Cagle’s Family can Exercise Significant Control

Members of the Cagle’s family beneficially own, in the aggregate, 64.5% of the Company’s outstanding common stock, giving them control of approximately 65% of the total voting power of the Company’s outstanding voting stock.  In addition, three members of the Cagle’s family serve on the Company’s Board of Directors.  As a result, members of the Cagle’s family have the ability to exert substantial influence or actual control over the Company’s management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets, and other corporate transactions.  This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress the Company’s stock price.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding the Company’s purchase of its own common stock during the periods indicated.  Amounts in thousands except Average Price Paid Per Share.

			Approximate
			Dollar Value
	Total Number	Average	of Shares that
	of Shares	Price Paid	May Yet Be
	Purchased	Per Share	Purchased

April 4, 2010 - July 3, 2010	—	$—	$4,793
March 29, 2009 - April 3, 2010	22	2.20	4,793
March 30, 2008 - March 28, 2009	26	2.13	4,841
April 1, 2007 - March 29, 2008	79	7.74	4,898

The Board of Directors (the “Board”) has authorized the purchase of up to $15,000 of the Company’s stock.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On July 16, 2010, the Company held its Annual Meeting of Shareholders.  The following items were submitted to a vote of shareholders through the solicitation of proxies:

(1)               To fix the number of members of the Board of Directors at eight (8), and to elect the members thereof

Election of Directors

The following persons were elected to serve as directors on the Company’s Board of Directors until the 2011 Annual Meeting of Shareholders or until their successors have been duly elected and qualified or until the earlier of their resignation or removal.  Voting results were as follows:

	For	Withheld	Non Votes

J. DOUGLAS CAGLE	3,206,693	707,235	604,170
PANOS KANES	3,913,148	780	604,170
G. BLAND BYRNE III	3,202,954	710,974	604,170
CANDACE CHAPMAN	3,913,148	780	604,170
EDWARD J. RUTKOWSKI	3,913,148	780	604,170
MARK M. HAM IV	3,202,612	711,316	604,170
GEORGE DOUGLAS CAGLE	3,208,091	705,837	604,170
JAMES DAVID CAGLE	3,206,691	707,237	604,170

(2)                   To ratify the appointment of Frazer Frost, LLP as the independent registered public accounting firm for the fiscal year ending April 2, 2011.

For	Against	Abstentions	Non-Votes

4,514,685	1,416	1,997	0

Total voted shares represented in person or by proxy:  4,518,098

Percentage of the outstanding votable shares:  97.87%

Outstanding votable shares:  4,616,208

Item 5.  Other Information

None

Item 6.  Exhibits

3.1	Articles of Incorporation of the Registrant. (2)
3.2	Bylaws of the Registrant. (3)
14.1	Code of Ethics. (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a). (1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a). (1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

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
August 12, 2010

BY:	/s/ Mark M. Ham IV
Executive Vice President and Chief Financial Officer
August 12, 2010