Form 10-Q
period 2010-10-02
CAGLES INC
filed 2010-11-12
CIK 16104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

COMMISSION FILE NUMBER: 001-07138

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class A Common Stock at $1.00 par value	4,616,208 shares as of November 12, 2010.

FORM 10-Q

Cagle’s, Inc.

October 2, 2010

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Values)

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

	October 2, 2010	April 3, 2010
	(Unaudited)
Assets
Current assets
Cash	$1,833	$1,872
Trade accounts receivable, less allowance for doubtful accounts of $174 at October 2010 and April 2010	16,615	15,769
Inventories	30,314	26,065
Other current assets	655	305
Total current assets	49,417	44,011
Property, plant and equipment, at cost
Land	1,976	1,976
Buildings and improvements	59,803	59,698
Machinery, furniture and equipment	45,225	42,213
Vehicles	5,597	5,249
Construction in progress	354	932
	112,955	110,068
Accumulated depreciation	(77,589)	(75,199)
Property, plant and equipment, net	35,366	34,869
Other assets
Deferred financing costs, net	116	83
Deferred income taxes	3,446	7,141
Other assets	1,365	1,515
Total other assets	4,927	8,739
Total assets	$89,710	$87,619

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$2,793	$2,685
Accounts payable	18,293	16,142
Accrued expenses and compensation	6,149	5,685
Deferred income taxes	2,739	2,739
Total current liabilities	29,974	27,251
Long-term debt, less current maturities	17,833	25,033
Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 9,000 shares authorized, 4,617 shares issued and 4,616 shares outstanding at October 2010 and April 2010	4,616	4,616
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	3,600	3,600
Retained earnings	33,767	27,199
Total stockholders’ equity	41,903	35,335
Total liabilities and stockholders’ equity	$89,710	$87,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended	14 Weeks Ended	26 Weeks Ended	27 Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net sales	$83,177	$87,570	$161,748	$165,585

Costs and expenses
Cost of sales	73,533	81,819	141,748	153,527
Selling and delivery	2,655	2,275	5,102	4,472
General and administrative	1,856	1,985	3,954	3,650
Total costs and expenses	78,044	86,079	150,804	161,649

Operating income	5,133	1,491	10,944	3,936

Other income (expense)
Interest expense	(338)	(415)	(719)	(857)
Other income (expense), net	34	3	38	5
Total other income (expense), net	(304)	(412)	(681)	(852)

Income before income taxes	4,829	1,079	10,263	3,084

Income tax expense	1,739	388	3,695	1,110

Net income	$3,090	$691	$6,568	$1,974

Weighted-average common shares outstanding
Basic	4,616	4,616	4,616	4,617
Diluted	4,616	4,616	4,616	4,617

Per common share
Net income
Basic	$0.67	$0.15	$1.42	$0.43
Diluted	$0.67	$0.15	$1.42	$0.43
Dividends	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	26 Weeks Ended	27 Weeks Ended
	October 2, 2010	October 3, 2009
Cash flows from operating activities
Net income	$6,568	$1,974
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,482	2,198
Amortization	31	44
Gain on sale of property, plant and equipment	(20)	(4)
Deferred income tax expense	3,695	1,110
Changes in operating assets and liabilities
Trade accounts receivable, net	(846)	(668)
Inventories	(4,249)	631
Other current assets	(350)	(1,459)
Other assets	150	16
Accounts payable	(1,071)	(1,906)
Accrued expenses and compensation	464	1,192
Net cash provided by operating activities	6,854	3,128
Cash flows from investing activities
Purchases of property, plant and equipment	(2,979)	(734)
Proceeds from sale of property, plant and equipment	20	4
Proceeds from redemption of life insurance cash values	—	180
Net cash used in investing activities	(2,959)	(550)
Cash flows from financing activities
Proceeds on revolving line of credit	32,825	46,850
Payments on revolving line of credit	(38,600)	(48,800)
Payments of long-term debt	(1,317)	(1,232)
Increase in negative book cash balances	3,222	662
Payments of deferred financing costs	(64)	—
Repurchase of stock	—	(48)
Net cash used in financing activities	(3,934)	(2,568)
Net increase (decrease) in cash	(39)	10
Cash - beginning of period	1,872	1,246
Cash - end of period	$1,833	$1,256
Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest	$720	$842
Supplementary disclosures of noncash transactions
Net unrealized gain on hedging activities, net of income tax expense of $323	$—	$574
Assets acquired pursuant to capital lease obligations	—	96

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

October 2, 2010

(In Thousands)

(Unaudited)

1.              Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle’s, Inc. and its wholly owned subsidiary Cagle Farms, Inc. (collectively, the “Company”) as of October 2, 2010 and the results of their operations for the 13 and 26 weeks ended October 2, 2010 and the 14 and 27 weeks ended October 3, 2009.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Results of operations for the 13 and 26 weeks ended October 2, 2010 are not necessarily indicative of results to be expected for the full fiscal year ending April 2, 2011.

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

3.              Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company’s cash management system allows the Company to fund outstanding checks when presented to the financial institution for payment resulting in book overdrafts.  Book overdrafts are recorded in accounts payable in the consolidated balance sheets and changes are reflected as a financing activity in the consolidated statements of cash flows.  As of October 2, 2010 and April 3, 2010, the Company had book overdrafts of $7,330 and $4,108, respectively.

4.              Inventories

Inventories consist of the following at October 2, 2010 and April 3, 2010:

	October 2010	April 2010

Finished products	$6,987	$4,277
Field inventory and breeders	16,006	15,667
Feed, eggs and medication	6,155	4,779
Supplies	1,166	1,342

	$30,314	$26,065

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

October 2, 2010

(In Thousands)

(Unaudited)

5.     Long-Term Debt

Long-term debt consists of the following at October 2, 2010 and April 3, 2010:

	October 2010	April 2010
Long-term revolving line of credit; maturing March 31, 2013, interest payable monthly, variable interest rate of London InterBank Offered Rate (“LIBOR”) plus 3.50% (currently 3.75%); secured by accounts receivable, inventories and the Atlanta facilities.	$10,125	$15,900

Term note payable; fixed interest rate of 7.86%, principal and interest payable monthly of $290 through March 1, 2012 with a maturity payable of $6,513 on April 1, 2012; secured by the Collinsville plant, Dalton hatchery and Rockmart feedmill.	10,445	11,746

Capital leases payable, imputed interest at 7.86%, principal and interest payable monthly of $3, through maturity ranges of March 2012 to August 2012; secured by the leased equipment.	56	72
	20,626	27,718
Less current maturities	2,793	2,685

Long-term debt, less current maturities	$17,833	$25,033

On September 29, 2010, the Company entered into Amendment Number 5 to the long-term revolving line of credit agreement.  There were four primary changes to the existing Agreement between the parties: (1) The maturity date of the $21,000 portion of the revolving credit facility was extended to March 31, 2013.  (2) The $4,150 supplemental portion of the revolving credit facility was cancelled at the Company’s request and was fully satisfied by the Company.  (3) The capital expenditures covenant as defined in Section 10.10 of the Agreement was increased to $5,500 from $4,000 for the fiscal year ending April 2, 2011 and reverts to $4,000 thereafter.  (4) The release of the Lender’s collateral interest in the Company’s land, building and equipment comprising the Pine Mountain Valley Plant in Harris County, Georgia.  As of October 2, 2010, the Company is in compliance with the long-term revolving line of credit agreement’s covenants.

On November 23, 2009, the Company had entered into Amendment Number 4 to the long-term revolving line of credit agreement, effective as of October 31, 2009.  Two of the primary changes to the existing Agreement between the parties remain in effect: (1) The minimum tangible net worth covenant remained at $30,000 until July 3, 2010; commencing as of July 4, 2010 and ending on January 3, 2011, the minimum tangible net worth must not be less than $35,000 at any time; and commencing as of January 4, 2011, and at all times thereafter, the minimum tangible net worth must not be less than $40,000 at any time.  (2) The facility advance rate with respect to eligible inventories was restored to 40% from 60% and the advance rate with respect to eligible receivables is

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

October 2, 2010

(In Thousands)

(Unaudited)

maintained at 80%.  As of October 2, 2010, the Company is in compliance with the long-term revolving line of credit agreement’s covenants.

As of October 2, 2010, and in accordance with the amended long-term revolving line of credit agreement, the lender has issued a $1,000 letter of credit in favor of a third party related to the Company’s self-insurance workers’ compensation liabilities.

The Company’s inventory and accounts receivable levels support collateralized borrowing of the entire $21,000 primary revolving master note in the long-term revolving line of credit agreement.  The Company’s $10,125 principal balance and $1,000 letter of credit results in $9,875 of available borrowings on the long-term revolving line of credit as of October 2, 2010.

In addition to the covenants with the long-term revolving line of credit agreement, the Company must also comply with certain restrictive covenants associated with the term note payable.  On March 30, 2010, the Company entered into an extension of and covenant revisions to the loan agreement governing the term note payable.  Monthly principal and interest payments of $290 continue through March 1, 2012 with a maturity payment of $6,513 due on April 1, 2012.  The previous maturity payment was due on April 1, 2011.  The covenants require the Company to maintain (1) a maximum leverage ratio, (2) operating lease expense below certain levels, (3) a minimum current ratio, (4) a minimum fixed charge coverage ratio, (5) a minimum tangible net worth and (6) capital expenditures not to exceed certain limits.  As of October 2, 2010, the Company is in compliance with the term note payable debt covenants.

Aggregate maturities of long-term debt during the next twelve months and subsequent annual periods are as follows:

October 3, 2010 - October 1, 2011	$2,793
October 2, 2011 - September 29, 2012	7,708
September 30, 2012 - September 28, 2013	10,125
Long-term debt	$20,626

6.     Fair Value of Long-Term Debt

Fair values of debt are based on current market interest rate evaluations of the Company’s long-term revolving line of credit and term note payable.  The fair value of the long-term revolving line of credit approximates its carrying value.  The fair value and carrying value of the term note payable are as follows:

	October 2010		April 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value

Term note payable	$10,672	$10,445	$11,746	$11,746

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

October 2, 2010

(In Thousands)

(Unaudited)

7.     Stockholders’ Equity

The Board of Directors (the “Board”) has authorized the purchase of up to $15,000 of the Company’s stock on the open market.  The Company did not purchase any of the Company’s stock during the 13 and 26 weeks ended October 2, 2010.  The Company did purchase 22 shares for $48 during the fiscal year ended April 3, 2010.  Through October 2, 2010, the Company has cumulatively purchased 819 shares at a total cost of $10,207.  The Company has accounted for these shares using the retirement method.

8.     Related Parties

Members of the Cagle’s family beneficially own, in the aggregate, 64.5% of the Company’s outstanding common stock, giving them control of 64.5% of the total voting power of the Company’s outstanding voting stock.  In addition, three members of the Cagle’s family serve on the Company’s Board.  As a result, members of the Cagle’s family have the ability to exert substantial influence or actual control over management and affairs, and over substantially all matters requiring action by the stockholders, including amendments to the certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets, and other corporate transactions.  This concentration of ownership may also delay or prevent a change in control otherwise favored by other stockholders and could depress the stock price.

The firm of Byrne, Davis & Hicks, P. C., in which G. Bland Byrne, III a director of the Company is a principal, receives payments totaling $60 each quarter from the Company for legal services rendered.  Payments of $120 were made by the Company during the 26 weeks ended October 2, 2010 and during the 27 weeks ended October 3, 2009.

Included in other assets at October 2, 2010 and April 3, 2010 is a receivable of $1,242 due to the Company from two related party irrevocable life insurance trusts.

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

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

October 2, 2010

(In Thousands)

(Unaudited)

10.  Comprehensive Income

Comprehensive income (loss) includes net earnings and all other changes in equity during a period except those resulting from investments by or distributions to stockholders.  Other comprehensive income (loss) for all periods presented consists of fair value adjustments associated with cash flow hedges pursuant to ASC 815-10, “Accounting for Derivative Instruments and Hedging Activities.”

	13 Weeks Ended	14 Weeks Ended	26 Weeks Ended	27 Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net income	$—	$691	$—	$1,974
Cash flow hedges	—	—	—	—
Reclassification to net earnings	—	449	—	897
Tax expense	—	(162)	—	(323)

Total comprehensive income	$—	$978	$—	$2,548

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

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

October 2, 2010

(In Thousands)

(Unaudited)

For the 27 weeks ended October 3, 2009, the Company recognized $897 of expense in cost of sales related to our cash flow hedge which was determined to be fully effective.  The Company currently has no commodity contracts.

11.  New Accounting Pronouncements

Measuring Liabilities at Fair Value. In August 2009, the FASB issued new U.S. GAAP guidance clarifying the measurement of liabilities at fair value. Among other things, the guidance clarifies how the price of a traded debt security (an asset value) should be considered in estimating the fair value of the issuer’s liability and is effective for the Company’s reporting period ended October 3, 2009 and thereafter.  The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

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

Results of Operations

Net Sales

Revenues for the second quarter were $83.2 million, down 5.0% and pounds sold were down 11.8% reflecting a 13 week period as compared to a 14 week period in the prior fiscal year.  Revenues for the six month period were $161.7 million, down 2.3% and pounds sold were down 7.8% reflecting a 26 week period as compared to a 27 week period in the prior fiscal year.  For the 26 weeks ended October 2, 2010 as compared to the 27 weeks ended October 3, 2009, the Company experienced an increase in sales price for poultry of $0.0246 per pound.

Quoted market prices for products for the second quarter of fiscal 2011 versus the same period last quarter and last year fluctuated as follows:

	% Change	% Change	% Change
	2nd qtr. 11 vs	2nd qtr. 11 vs	26 Wks. 11 vs
	1st qtr. 11	2nd qtr. 10	27 Wks. 10

Tenders	12.1%	23.9%	15.7%
Wings	(0.9)%	(13.0)%	(12.1)%
Drums	(5.1)%	(21.0)%	(19.2)%
Boneless Breast	4.8%	23.9%	16.2%
Boneless Thigh	4.3%	(14.8)%	(21.1)%
Leg Quarters	4.5%	(7.5)%	(13.6)%
Whole Bird without Giblets	0.6%	30.7%	17.9%

Cost of sales

Cost of sales for the second quarter were $73.5 million, down 10.1% and pounds produced were down 2.0% reflecting a 13 week period as compared to a 14 week period in the prior fiscal year.  Cost of sales for the six month period were $141.7 million, down 7.7% and pounds produced were up 3.4% reflecting a 26 week period as compared to a 27 week period in the prior fiscal year.  For the 26 weeks ended October 2, 2010 as compared to the 27 weeks ended October 3, 2009, the Company experienced a decrease in cost of sales for poultry of $0.0208 per pound.

Selling and Delivery

Selling and delivery expenses of $2.7 million increased $380 thousand, or 16.7%, for the 13 weeks ended October 2, 2010 as compared to $2.3 million for the 14 weeks ended October 3, 2009.  This increase is due to a $442 thousand increase in outside storage expenses, from $76 thousand to $518 thousand, during these compared second quarters.  Other changes in selling and delivery expense items amounted to a net decrease of $62 thousand during the two periods.

Selling and delivery expenses of $5.1 million increased $630 thousand, or 14.1%, for the 26 weeks ended October 2, 2010 as compared to $4.5 million for the 27 weeks ended October 3, 2009.  This increase is due to a $682 thousand increase in outside storage expenses, from $117 thousand to $799 thousand, during these compared six month periods.  Other changes in selling and delivery expense items amounted to a net decrease of $52 thousand during the two periods.

General and Administrative

General and administrative expenses of $1.9 million decreased $129 thousand, or 6.5%, for the 13 weeks ended October 2, 2010 as compared to $2.0 million for the 14 weeks ended October 3, 2009.  This decrease is due to several reductions; $203 thousand group medical insurance, $175 thousand insurance, legal and accounting, $94 thousand compensation and related, and $77 thousand various expenses, coupled with a $420 thousand increase in accrued incentive compensation during these compared second quarters.

General and administrative expenses of $4.0 million increased $304 thousand, or 8.3%, for the 26 weeks ended October 2, 2010 as compared to $3.7 million for the 27 weeks ended October 3, 2009.  This increase is due to a $892 thousand increase in accrued incentive compensation combined with several decreases; $128 thousand group medical insurance, $197 thousand insurance, legal and accounting, $139 thousand compensation and related, and $124 thousand various expenses during these compared six month periods.

Interest Expense

Interest expense of $338 thousand was a decrease of $77 thousand, or 18.6%, for the 13 weeks ended October 2, 2010 as compared to $415 thousand for the 14 weeks ended October 3, 2009.  Interest expense of $719 thousand was a decrease of $138 thousand, or 16.1%, for the 26 weeks ended October 2, 2010 as compared to $857 thousand for the 27 weeks ended October 3, 2009.  This is due to average long-term debt decreasing during the two six month periods.  Long-term debt went from $31.5 million to $28.5 million during the six months ended October 3, 2009.  Long-term debt went from $27.7 million to $20.6 million during the six months ended October 2, 2010.

Other Income (Expense)

Other income (expense) was $34 thousand for the 13 weeks ended October 2, 2010 versus $3 thousand for the 14 weeks ended October 3, 2009.  Other income (expense) was $38 thousand for the 26 weeks ended October 2, 2010 versus $5 thousand for the 27 weeks ended October 3, 2009.  The $34 thousand in the 13 weeks ended October 2, 2010 was due to minor recoverys of written-off receivables and small gains on fixed asset disposals.

Income Taxes

Income tax expense was $1.7 million, or 36.0% of pre-tax income of $4.8 million for the 13 weeks ended October 2, 2010 and $3.7 million, or 36.0% of pre-tax income of $10.3 million for the 26 weeks ended October 2, 2010.  Income tax expense was $388 thousand, or 36.0% of pre-tax income of $1.1 million for the 14 weeks ended October 3, 2009 and $1.1 million, or 36.0% of pre-tax income of $3.1 million for the 27 weeks ended October 3, 2009.  All income tax expense of these periods was charged against deferred tax assets, as none is currently payable due to the Company’s federal and state net operating loss and tax credit carryforwards.

As of the fiscal year ended April 3, 2010, the Company had federal net operating loss carryforwards of $12.7 million and federal and state tax credit carryforwards of $9.4 million.  The net operating loss and tax credit carryforwards are available to reduce income taxes through 2029.  Realization of these future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for a significant portion of the deferred tax asset associated with the tax credit carryforwards.  The Company expects to fully utilize the federal and state net operating loss carryforwards and, accordingly, there is no valuation allowance associated with the net operating loss carryforwards.

The Company uses ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements.  ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company had no significant unrecognized tax benefits at the date of adoption or as of the fiscal year ended April 3, 2010.  Accordingly, the Company does not have any interest or penalties related to uncertain tax positions.  However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense.  Tax periods for all years after 2006 remain open to examination by the federal and state taxing jurisdictions to which it is subject.

Financial Condition and Liquidity

As of October 2, 2010, the Company’s working capital was $19.4 million and its current ratio was 1.65.  The Company’s working capital as of the year ended April 3, 2010 was $16.8 million and its current ratio was 1.62.  As of October 3, 2009, the Company’s working capital was $15.0 million and its current ratio was 1.51.

The Company decreased long-term debt by $2.1 and $7.1 million during the 13 and 26 weeks ended October 2, 2010, respectively.  The Company spent $641 thousand and $3.0 million on capital projects during the 13 and 26 weeks ended October 2, 2010, respectively.  As of October 2, 2010, the Company has remaining availability of $9.9 million on its long-term revolving line of credit facility.

On September 29, 2010, the Company entered into Amendment Number 5 to the long-term revolving line of credit agreement.  There were four primary changes to the existing Agreement between the parties: (1) The maturity date of the $21.0 million portion of the revolving credit facility was extended to March 31, 2013.  (2) The $4.15 million supplemental portion of the revolving credit facility was cancelled at the Company’s request and was fully satisfied by the Company.  (3) The capital expenditures covenant as defined in Section 10.10 of the Agreement was increased to $5.5 million from $4.0 million for the fiscal year ending April 2, 2011 and reverts to $4.0 million thereafter.  (4) The release of the Lender’s collateral interest in the Company’s land, building and equipment comprising the Pine Mountain Valley Plant in Harris County, Georgia.  As of October 2, 2010, the Company is in compliance with the long-term revolving line of credit agreement’s covenants.

On November 23, 2009, the Company had entered into Amendment Number 4 to the long-term revolving line of credit agreement, effective as of October 31, 2009.  Two of the primary changes to the existing Agreement between the parties remain in effect: (1) The minimum tangible net worth covenant remained at $30.0 million until July 3, 2010; commencing as of July 4, 2010 and ending on January 3, 2011, the minimum tangible net worth must not be less than $35.0 million at any time; and commencing as of January 4, 2011, and at all times thereafter, the minimum tangible net worth must not be less than $40.0 million at any time.  (2) The facility advance rate with respect to eligible inventories was restored to 40% from 60% and the advance rate with respect to eligible receivables is maintained at 80%.  As of October 2, 2010, the Company is in compliance with the long-term revolving line of credit agreement’s covenants.

As of October 2, 2010, and in accordance with the amended long-term revolving line of credit agreement, the lender has issued a $1.0 million letter of credit in favor of a third party related to the Company’s self-insurance workers’ compensation liabilities.

The Company’s inventory and accounts receivable levels support collateralized borrowing of the entire $21.0 million primary revolving master note in the long-term revolving line of credit agreement.  The Company’s $10.1 million principal balance and $1.0 million letter of credit results in $9.9 million of available borrowings on the long-term revolving line of credit as of October 2, 2010.

In addition to the covenants described above, the Company must also comply with certain restrictive covenants associated with the term note payable.  On March 30, 2010, the Company entered into an extension of and covenant revisions to the loan agreement governing the term note payable.  Monthly principal and interest payments of $290 thousand continue through March 1, 2012 with a maturity payment of $6.5 million due on April 1, 2012.  The previous maturity payment was due on April 1, 2011.  The covenants require the Company to maintain (1) a maximum leverage ratio, (2) operating lease expense below certain levels, (3) a minimum current ratio, (4) a minimum fixed charge coverage ratio, (5) a minimum tangible net worth and (6) capital expenditures not to exceed certain limits.  As of October 2, 2010, the Company is in compliance with the term note payable debt covenants.

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

The Company had variable interest rate exposure on the revolving credit facility at October 2, 2010.  The Company’s theoretical interest rate exposure on variable rate borrowings at October 2, 2010, would be, with a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by $8.4 thousand per month and a two percentage point increase would increase future interest expense by $16.9 thousand per month.  The Company determined these amounts based on $10.1 million of variable rate borrowings at October 2, 2010, multiplied by 1.0% and 2.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges, or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

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

Members of the Cagle’s Family can Exercise Significant Control

Members of the Cagle’s family beneficially own, in the aggregate, 64.5% of the Company’s outstanding common stock, giving them control of 64.5% of the total voting power of the Company’s outstanding voting stock.  In addition, three members of the Cagle’s family serve on the Company’s Board of Directors.  As a result, members of the Cagle’s family have the ability to exert substantial influence or actual control over the Company’s management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets, and other corporate transactions.  This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress the Company’s stock price.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding the Company’s purchase of its own common stock during the periods indicated.

Amounts in thousands except Average Price Paid Per Share.

			Approximate
			Dollar Value
	Total Number	Average	of Shares that
	of Shares	Price Paid	May Yet Be
	Purchased	Per Share	Purchased

April 4, 2010 - October 2, 2010	—	$—	$4,793
March 29, 2009 - April 3, 2010	22	2.20	4,793
March 30, 2008 - March 28, 2009	26	2.13	4,841
April 1, 2007 - March 29, 2008	79	7.74	4,898

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
November 12, 2010

BY:	/s/ Mark M. Ham IV
Executive Vice President and Chief Financial Officer
November 12, 2010