Form 10-Q
period 2011-01-01
CAGLES INC
filed 2011-02-10
CIK 16104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2011 or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒.

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class A Common Stock at $1.00 par value	4,616,208 shares as of February 10, 2011.

FORM 10-Q

Cagle’s, Inc.

January 1, 2011

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Values)

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

	January 1, 2011	April 3, 2010
	(Unaudited)
Assets
Current assets
Cash	$1,906	$1,872
Trade accounts receivable, less allowance for doubtful accounts of $257 and $174 at January 2011 and April 2010, respectively	15,001	15,769
Inventories	31,926	26,065
Other current assets	598	305
Total current assets	49,431	44,011
Property, plant and equipment, at cost
Land	1,976	1,976
Buildings and improvements	59,896	59,698
Machinery, furniture and equipment	45,270	42,213
Vehicles	5,667	5,249
Construction in progress	402	932
	113,211	110,068
Accumulated depreciation	(78,674)	(75,199)
Property, plant and equipment, net	34,537	34,869
Other assets
Deferred financing costs, net	99	83
Deferred income taxes	4,103	7,141
Other assets	1,364	1,515
Total other assets	5,566	8,739
Total assets	$89,534	$87,619

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$2,848	$2,685
Accounts payable	16,940	16,142
Accrued expenses and compensation	5,379	5,685
Deferred income taxes	2,739	2,739
Total current liabilities	27,906	27,251
Long-term debt, less current maturities	21,875	25,033
Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 9,000 shares authorized, 4,617 shares issued and 4,616 shares outstanding at January 2011 and April 2010	4,616	4,616
Treasury stock, at cost	(80)	(80)
Additional paid-in capital	3,600	3,600
Retained earnings	31,617	27,199
Total stockholders’ equity	39,753	35,335
Total liabilities and stockholders’ equity	$89,534	$87,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	40 Weeks Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010

Net sales	$71,977	$70,411	$233,725	$235,996

Costs and expenses
Cost of sales	71,178	66,943	212,926	220,470
Selling and delivery	2,593	2,124	7,695	6,596
General and administrative	744	1,498	4,698	5,148
Total costs and expenses	74,515	70,565	225,319	232,214

Operating income (loss)	(2,538)	(154)	8,406	3,782

Other income (expense)
Interest expense	(318)	(393)	(1,037)	(1,250)
Other income (expense), net	49	9	87	14
Total other income (expense), net	(269)	(384)	(950)	(1,236)

Income (loss) before income taxes	(2,807)	(538)	7,456	2,546

Income tax expense (benefit)	(657)	(193)	3,038	917

Net income (loss)	$(2,150)	$(345)	$4,418	$1,629

Weighted-average common shares outstanding
Basic	4,616	4,616	4,616	4,617
Diluted	4,616	4,616	4,616	4,617

Per common share
Net income
Basic	$(0.46)	$(0.08)	$0.96	$0.35
Diluted	$(0.46)	$(0.08)	$0.96	$0.35
Dividends	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	39 Weeks Ended	40 Weeks Ended
	January 1, 2011	January 2, 2010
Cash flows from operating activities
Net income	$4,418	$1,629
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,734	3,238
Amortization	48	63
Gain on sale of property, plant and equipment	(42)	(3)
Deferred income taxes	3,038	917
Changes in operating assets and liabilities
Trade accounts receivable, net	768	295
Inventories	(5,861)	2,953
Other current assets	(293)	(220)
Other assets	151	15
Accounts payable	113	(5,209)
Accrued expenses and compensation	(306)	1,171
Net cash provided by operating activities	5,768	4,849
Cash flows from investing activities
Purchases of property, plant and equipment	(3,402)	(1,400)
Proceeds from sale of property, plant and equipment	42	3
Proceeds from redemption of life insurance cash values	—	180
Net cash used in investing activities	(3,360)	(1,217)
Cash flows from financing activities
Proceeds on revolving line of credit	56,575	66,450
Payments on revolving line of credit	(57,575)	(69,025)
Payments of long-term debt	(1,995)	(1,868)
Increase in negative book cash balances	685	955
Payments of deferred financing costs	(64)	(48)
Repurchase of stock	—	(48)
Net cash used in financing activities	(2,374)	(3,584)
Net increase in cash	34	48
Cash - beginning of period	1,872	1,246
Cash - end of period	$1,906	$1,294
Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest	$1,035	$1,246
Supplementary disclosures of noncash transactions
Net unrealized gain on hedging activities, net of income tax expense of $485	$—	$862
Assets acquired pursuant to capital lease obligations	—	96

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 1, 2011

(In Thousands)

(Unaudited)

1.     Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle’s, Inc. and its wholly owned subsidiary Cagle Farms, Inc. (collectively, the “Company”) as of January 1, 2011 and the results of their operations for the 13 and 39 weeks ended January 1, 2011 and the 13 and 40 weeks ended January 2, 2010.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Results of operations for the 13 and 39 weeks ended January 1, 2011 are not necessarily indicative of results to be expected for the full fiscal year ending April 2, 2011.

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

3.     Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company’s cash management system allows the Company to fund outstanding checks when presented to the financial institution for payment resulting in book overdrafts.  Book overdrafts are recorded in accounts payable in the consolidated balance sheets and changes are reflected as a financing activity in the consolidated statements of cash flows.  As of January 1, 2011 and April 3, 2010, the Company had book overdrafts of $4,793 and $4,108, respectively.

4.     Inventories

Inventories consist of the following at January 1, 2011 and April 3, 2010:

	January 2011	April 2010

Finished products	$5,949	$4,277
Field inventory and breeders	17,504	15,667
Feed, eggs and medication	7,049	4,779
Supplies	1,424	1,342

	$31,926	$26,065

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 1, 2011

(In Thousands)

(Unaudited)

5.     Long-Term Debt

Long-term debt consists of the following at January 1, 2011 and April 3, 2010:

	January 2011	April 2010
Long-term revolving line of credit; maturing March 31, 2013, interest payable monthly, variable interest rate of London InterBank Offered Rate (“LIBOR”) plus 3.50% (currently 3.75%); secured by accounts receivable, inventories and the Atlanta facilities.	$14,900	$15,900

Term note payable; fixed interest rate of 7.86%, principal and interest payable monthly of $290 through March 1, 2012 with a maturity payable of $6,513 on April 1, 2012; secured by the Collinsville plant, Dalton hatchery and Rockmart feedmill.	9,775	11,746

Capital leases payable, imputed interest at 7.86%, principal and interest payable monthly of $3, through maturity ranges of March 2012 to August 2012; secured by the leased equipment.	48	72
	24,723	27,718
Less current maturities	2,848	2,685

Long-term debt, less current maturities	$21,875	$25,033

On February 9, 2011, the Company entered into Amendment Number 6 to the long-term revolving line of credit agreement, effective as of January 3, 2011.  There were two primary changes to the existing Agreement between the parties: (1) The Company’s minimum tangible net worth covenant remains $35,000 through December 31, 2011 and commencing as of January 1, 2012 the tangible net worth must not be less than $40,000 at any time.  The step-up to the $40,000 minimum tangible net worth was previously scheduled to commence as of January 4, 2011.  (2) To change the definition of the applicable margin in the interest rate calculation from a fixed margin of 3.50% to a variable margin based upon the Company’s total leverage ratio.  The variable margin has four tiers; 3.25%, 3.50%, 3.75% and 4.50%.  The Company is currently at the 3.50% tier.  As of February 10, 2011, the Company is in compliance with the long-term revolving line of credit agreement’s covenants: tangible net worth, capital expenditures, leverage ratio and current ratio.

On September 29, 2010, the Company entered into Amendment Number 5 to the long-term revolving line of credit agreement.  There were four primary changes to the existing Agreement between the parties: (1) The maturity date of the $21,000 portion of the revolving credit facility was extended to March 31, 2013.  (2) The $4,150 supplemental portion of the revolving credit facility was

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 1, 2011

(In Thousands)

(Unaudited)

cancelled at the Company’s request and was fully satisfied by the Company.  (3) The capital expenditures covenant was increased to $5,500 from $4,000 for the fiscal year ending April 2, 2011 and reverts to $4,000 thereafter.  (4) The release of the Lender’s collateral interest in the Company’s land, building and equipment comprising the Pine Mountain Valley Plant in Harris County, Georgia.  As of January 1, 2011 and February 10, 2011, the Company is in compliance with the long-term revolving line of credit agreement’s covenants: tangible net worth, capital expenditures, leverage ratio and current ratio.

As of January 1, 2011, and in accordance with the amended long-term revolving line of credit agreement, the lender has issued a $1,000 letter of credit in favor of a third party related to the Company’s self-insurance workers’ compensation liabilities.

The Company’s inventory and accounts receivable levels support collateralized borrowing of the entire $21,000 primary revolving master note in the long-term revolving line of credit agreement.  The Company’s $14,900 principal balance and $1,000 letter of credit results in $5,100 of available borrowings on the long-term revolving line of credit as of January 1, 2011.

In addition to the covenants with the long-term revolving line of credit agreement, the Company must also comply with certain restrictive covenants associated with the term note payable.  On March 30, 2010, the Company entered into an extension of and covenant revisions to the loan agreement governing the term note payable.  Monthly principal and interest payments of $290 continue through March 1, 2012 with a maturity payment of $6,513 due on April 1, 2012.  The previous maturity payment was due on April 1, 2011.  The covenants require the Company to maintain (1) a maximum leverage ratio, (2) operating lease expense below certain levels, (3) a minimum current ratio, (4) a minimum fixed charge coverage ratio, (5) a minimum tangible net worth and (6) capital expenditures not to exceed certain limits.  As of January 1, 2011, the Company is in compliance with the term note payable debt covenants.

Aggregate maturities of long-term debt during the next twelve months and subsequent annual periods are as follows:

January 2, 2011 - December 31, 2011	$2,848
January 1, 2012 - December 29, 2012	6,975
December 30, 2012 - December 28, 2013	14,900
Long-term debt	$24,723

6.     Fair Value of Long-Term Debt

Fair values of debt are based on current market interest rate evaluations of the Company’s long-term revolving line of credit and term note payable.  The fair value of the long-term revolving line of credit approximates its carrying value.  The fair value and carrying value of the term note payable are as follows at January 1, 2011 and April 3, 2010:

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 1, 2011

(In Thousands)

(Unaudited)

	January 2011		April 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value

Term note payable	$9,908	$9,775	$11,746	$11,746

7.     Income Taxes

The Company uses an effective tax rate of 36% for interim accounting periods.  All income tax expense, or benefit, of the interim fiscal 2010 and fiscal 2011 periods was charged against deferred tax assets, as none is currently payable due to the Company’s federal and state net operating loss and tax credit carryforwards.  During the quarter ended January 1, 2011, the Company recorded an additional $354 income tax expense and a corresponding $354 reduction in deferred tax assets for an ongoing Internal Revenue Service audit of a joint venture that the Company sold its entire 30% interest in August 2006.

As of the fiscal year ended April 3, 2010, the Company had federal net operating loss carryforwards of $12,679 and federal and state tax credit carryforwards of $9,430.  The net operating loss and tax credit carryforwards are available to reduce income taxes through 2029.  Realization of these future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for a significant portion of the deferred tax asset associated with the state tax credit carryforwards.  The Company expects to fully utilize the federal and state net operating loss carryforwards and, accordingly, there is no valuation allowance associated with the net operating loss carryforwards.

The Company uses ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements.  ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company had no significant unrecognized tax benefits at the date of adoption or as of the fiscal year ended April 3, 2010.  Accordingly, the Company does not have any interest or penalties related to uncertain tax positions.  However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense.  The Company’s tax periods for all years after 2007 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.

8.     Stockholders’ Equity

The Board of Directors (the “Board”) has authorized the purchase of up to $15,000 of the Company’s stock on the open market.  The Company did not purchase any of the Company’s stock during the 13 and 39 weeks ended January 1, 2011.  The Company did purchase 22 shares for $48 during the fiscal year ended April 3, 2010.  Through January 1, 2011, the Company has cumulatively

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 1, 2011

(In Thousands)

(Unaudited)

purchased 819 shares at a total cost of $10,207.  The Company has accounted for these shares using the retirement method.

9.     Related Parties

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

The firm of Byrne, Davis & Hicks, P. C., in which G. Bland Byrne, III a director of the Company is a principal, receives retainer payments of $60 each quarter from the Company for legal services rendered.  Retainer and other payments of $184 and $202 were made by the Company during the 39 weeks ended January 1, 2011 and the 40 weeks ended January 2, 2010, respectively.

Included in other assets at January 1, 2011 and April 3, 2010 is a receivable of $1,242 due to the Company from two related party irrevocable life insurance trusts.

10.  Financial Instruments

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

11.  Comprehensive Income

Comprehensive income (loss) includes net earnings and all other changes in equity during a period except those resulting from investments by or distributions to stockholders.  Other comprehensive income (loss) for all periods presented consists of fair value adjustments associated

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 1, 2011

(In Thousands)

(Unaudited)

with cash flow hedges pursuant to ASC 815-10, “Accounting for Derivative Instruments and Hedging Activities.”

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	40 Weeks Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010

Net income (loss)	$(1,796)	$(345)	$4,772	$1,629
Reclassification to net earnings	—	449	—	1,347
Tax expense	—	(162)	—	(485)

Total comprehensive income (loss)	$(1,796)	$(58)	$4,772	$2,491

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

As a result, the Company voluntarily discontinued hedge accounting in the second quarter of the fiscal year ended March 28, 2009 by de-designating the previously defined hedge relationship.  The de-designation of the cash flow hedge was done in accordance with Derivatives Implementation Group (“DIG”) Issue Nos. G3, G17, G18 and G20, which generally require that the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income (loss), unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.  As such the Company continued to hold inventory purchase agreements in excess of futures contracts and have no indication that the futures commitment on the hedged inventory purchases is in jeopardy of discontinuing.  Therefore, the deferred losses related to the derivative that were de-designated were not recognized immediately and were instead reclassified into earnings during the contractual terms of the inventory purchases.

For the 40 weeks ended January 2, 2010, the Company recognized $1,347 of expense in cost of sales related to our cash flow hedge which was determined to be fully effective.  The Company currently has no commodity contracts.

12.  New Accounting Pronouncements

Measuring Liabilities at Fair Value. In August 2009, the FASB issued new U.S. GAAP guidance clarifying the measurement of liabilities at fair value. Among other things, the guidance clarifies how the price of a traded debt security (an asset value) should be considered in estimating the fair value of the issuer’s liability and is effective for the Company’s reporting period ended October

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 1, 2011

(In Thousands)

(Unaudited)

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

Results of Operations

Net Sales

Revenues for the third quarter were $72.0 million, up 2.2% from $70.4 million, reflecting an 11.9% increase in pounds sold and a reduction in sales price per pound of 6.9 cents as compared to the third quarter in the prior fiscal year.  Revenues for the nine month period were $233.7 million, down 1.0% from $236.0, reflecting a 1.7% decrease in pounds sold as compared to the nine month period in the prior fiscal year.

Quoted market prices for products for the third quarter of fiscal 2011 versus the same period last quarter and last year fluctuated as follows:

	% Change	% Change	% Change
	3rd qtr. 11 vs	3rd qtr. 11 vs	39 Wks. 11 vs
	2nd qtr. 11	3rd qtr. 10	40 Wks. 10

Tenders	(30.8)%	(4.5)%	9.5%
Wings	0.0%	(20.8)%	(15.2)%
Drums	(11.4)%	(22.8)%	(20.3)%
Boneless Breast	(24.8)%	4.8%	12.8%
Boneless Thigh	3.3%	2.1%	(14.4)%
Leg Quarters	(2.0)%	7.7%	(7.5)%
Whole Bird without Giblets	(7.6)%	26.2%	20.4%

Cost of sales

Cost of sales for the third quarter were $71.2 million, up 6.3% from $66.9 million, as feed ingredient prices increased 18.6% as compared to the third quarter in the prior fiscal year.  Cost of sales for the nine month period were $212.9 million, down 3.4% from $220.5 million, reflecting a 39 week period in the current year versus a 40 week period in the prior fiscal year.

Selling and Delivery

Selling and delivery expenses of $2.6 million increased $469 thousand, or 22.1%, for the 13 weeks ended January 1, 2011 as compared to $2.1 million for the 13 weeks ended January 2, 2010.  This increase is principally due to a $551 thousand increase in outside storage expenses, from $27 thousand to $578 thousand, during these compared quarters.  Other changes in selling and delivery expense items amounted to a net decrease of $82 thousand during the two periods.

Selling and delivery expenses of $7.7 million increased $1.1 million, or 16.7%, for the 39 weeks ended January 1, 2011 as compared to $6.6 million for the 40 weeks ended January 2, 2010.  This increase is due to a $1.2 million increase in outside storage expenses, from $143 thousand to $1.4 million, during these compared nine month periods.  Other changes in selling and delivery expense items amounted to a net decrease of $135 thousand during the two periods.

General and Administrative

General and administrative expenses of $744 thousand decreased $754 thousand, or 50.3%, for the 13 weeks ended January 1, 2011 as compared to $1.5 million for the 13 weeks ended January 2, 2010.  The principal decrease is a $592 thousand reduction in accrued incentive compensation, from $892 thousand to $300 thousand, during the 13 weeks ended January 1, 2011.  No incentive compensation was accrued during the 13 weeks ended January 2, 2010.  Other decreases for the 13 weeks ended January 1, 2011 as compared to the 13 weeks ended January 2, 2010 were $314 thousand group medical insurance and $59 thousand insurance, legal and accounting.  Increases for the 13 weeks ended January 1, 2011 as compared to the 13 weeks ended January 2, 2010 were $114 thousand property taxes, $51 thousand compensation and related, and $46 thousand various expenses.

General and administrative expenses of $4.7 million decreased $450 thousand, or 8.7%, for the 39 weeks ended January 1, 2011 as compared to $5.1 million for the 40 weeks ended January 2, 2010.  The decreases were $442 thousand group medical insurance, $256 thousand insurance, legal and accounting, $88 thousand compensation and related, and $24 thousand various expenses, while there was an increase of $300 thousand in accrued incentive compensation and $60 thousand property taxes during these compared nine month periods.  No incentive compensation was accrued during the 40 weeks ended January 2, 2010.

Interest Expense

Interest expense of $318 thousand decreased by $75 thousand, or 19.1%, for the 13 weeks ended January 1, 2011 as compared to $393 thousand for the 13 weeks ended January 2, 2010.  This is due to average long-term debt decreasing for the compared 13 week periods.  Long-term debt went from $20.6 million to $24.7 million during the 13 weeks ended January 1, 2011, with a daily average of $21.9 million.  Long-term debt went from $28.5 million to $27.2 million during the 13 weeks ended January 2, 2010, with a daily average of $27.4 million.

Interest expense of $1.0 million decreased by $213 thousand, or 17.0%, for the 39 weeks ended January 1, 2011 as compared to $1.2 million for the 40 weeks ended January 2, 2010.  This is due to average long-term debt decreasing for the compared nine month periods.  Long-term debt went from $27.7 million to $24.7 million during the nine months ended January 1, 2011, with a daily average of $23.0 million.  Long-term debt went from $31.5 million to $27.2 million during the nine months ended January 2, 2010, with a daily average of $28.2 million.

Other Income (Expense)

Other income (expense) was $49 thousand for the 13 weeks ended January 1, 2011 versus $9 thousand for the 13 weeks ended January 2, 2010.  Other income (expense) was $87 thousand for the 39 weeks ended January 1, 2011 versus $14 thousand for the 40 weeks ended January 2, 2010.  The $40 thousand and $73 thousand net increase for the 13 and 39 weeks ended January 1, 2011, respectively, was due to minor recoveries of written-off receivables and small gains on fixed asset disposals.

Income Taxes

Income tax expense (benefit) was $(657) thousand, or 23.4% of pre-tax (loss) of $(2.8) million for the 13 weeks ended January 1, 2011 and $3.0 million, or 40.7% of pre-tax income of $7.5 million for the 39 weeks ended January 1, 2011.  Income tax expense (benefit) was $(193) thousand, or 36.0% of pre-tax (loss) of $(538) thousand for the 13 weeks ended January 2, 2010 and $917 thousand, or 36.0% of pre-tax income of $2.5 million for the 40 weeks ended January 2, 2010.

The Company uses an effective tax rate of 36% for interim accounting periods.  All income tax expense, or benefit, of these periods was charged against deferred tax assets, as none is currently payable due to the Company’s federal and state net operating loss and tax credit carryforwards.  During the quarter ended January 1, 2011, the Company recorded an additional $354 thousand income tax expense and a corresponding $354 thousand reduction in deferred tax assets for an ongoing Internal Revenue Service audit of a joint venture that the Company sold its entire 30% interest in August 2006.

As of the fiscal year ended April 3, 2010, the Company had federal net operating loss carryforwards of $12.7 million and federal and state tax credit carryforwards of $9.4 million.  The net operating loss and tax credit carryforwards are available to reduce income taxes through 2029.  Realization of these future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for a significant portion of the deferred tax asset associated with the state tax credit carryforwards.  The Company expects to fully utilize the federal and state net operating loss carryforwards and, accordingly, there is no valuation allowance associated with the net operating loss carryforwards.

The Company uses ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements.  ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company had no significant unrecognized tax benefits at the date of adoption or as of the fiscal year ended April 3, 2010.  Accordingly, the Company does not have any interest or penalties related to uncertain tax positions.  However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense.  The Company’s tax periods for all years after 2007 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.

Financial Condition and Liquidity

As of January 1, 2011, the Company’s working capital was $21.5 million and its current ratio was 1.77.  The Company’s working capital as of the year ended April 3, 2010 was $16.8 million and its current ratio was 1.62.  As of January 2, 2010, the Company’s working capital was $14.0 million and its current ratio was 1.54.

The Company increased long-term debt by $4.1 during the 13 weeks ended January 1, 2011, but has decreased long-term debt by $3.0 million during the 39 weeks ended January 1, 2011.  The Company spent $423 thousand and $3.4 million on capital projects during the 13 and 39 weeks ended January 1, 2011, respectively.  As of January 1, 2011, the Company has remaining availability of $5.1 million on its long-term revolving line of credit facility.

On February 9, 2011, the Company entered into Amendment Number 6 to the long-term revolving line of credit agreement, effective as of January 3, 2011.  There were two primary changes to the existing Agreement between the parties: (1) The Company’s minimum tangible net worth covenant remains $35.0 million through December 31, 2011 and commencing as of January 1, 2012 the tangible net worth must not be less than $40.0 million at any time.  The step-up to the $40.0 million minimum tangible net worth was previously scheduled to commence as of January 4, 2011.  (2) To change the definition of the applicable margin in the interest rate calculation from a fixed margin of 3.50% to a variable margin based upon the Company’s total leverage ratio.  The variable margin has four tiers; 3.25%, 3.50%, 3.75% and 4.50%.  The Company is currently at the 3.50% tier.  As of February 10, 2011, the Company is in compliance with the long-term revolving line of credit agreement’s covenants: tangible net worth, capital expenditures, leverage ratio and current ratio.

On September 29, 2010, the Company entered into Amendment Number 5 to the long-term revolving line of credit agreement.  There were four primary changes to the existing Agreement between the parties: (1) The maturity date of the $21.0 million portion of the revolving credit facility was extended to March 31, 2013.  (2) The $4.15 million supplemental portion of the revolving credit facility was cancelled at the Company’s request and was fully satisfied by the Company.  (3) The capital expenditures covenant was increased to $5.5 million from $4.0 million for the fiscal year ending April 2, 2011 and reverts to $4.0 million thereafter.  (4) The release of the Lender’s collateral interest in the Company’s land, building and equipment comprising the Pine Mountain Valley Plant in Harris County, Georgia.  As of January 1, 2011 and February 10, 2011, the Company is in compliance with the long-term revolving line of credit agreement’s covenants: tangible net worth, capital expenditures, leverage ratio and current ratio.

As of January 1, 2011, and in accordance with the amended long-term revolving line of credit agreement, the lender has issued a $1.0 million letter of credit in favor of a third party related to the Company’s self-insurance workers’ compensation liabilities.

The Company’s inventory and accounts receivable levels support collateralized borrowing of the entire $21.0 million primary revolving master note in the long-term revolving line of credit agreement.  The Company’s $14.9 million principal balance and $1.0 million letter of credit results in $5.1 million of available borrowings on the long-term revolving line of credit as of January 1, 2011.

In addition to the covenants described above, the Company must also comply with certain restrictive covenants associated with the term note payable.  On March 30, 2010, the Company entered into an extension of and covenant revisions to the loan agreement governing the term note payable.  Monthly principal and interest payments of $290 thousand continue through March 1, 2012 with a maturity payment of $6.5 million due on April 1, 2012.  The previous maturity payment was due on April 1, 2011.  The covenants require the Company to maintain (1) a maximum leverage ratio, (2) operating lease expense below certain levels, (3) a minimum current ratio, (4) a minimum fixed charge coverage ratio, (5) a minimum tangible net worth and (6) capital expenditures not to exceed certain limits.  As of January 1, 2011, the Company is in compliance with the term note payable debt covenants.

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

The Company may choose to utilize derivatives as offered on the Chicago Board of Trade for the purpose of protecting the feed cost for fixed price sales commitments negotiated with our customers.  The Company’s two primary feed ingredients are corn and soybean meal.  A $0.10 per bushel price change in corn impacts our cost of sales by $836 thousand per year.  A $10 per ton price change in soybean meal impacts our cost of sales by $867 thousand per year.  The Company currently has no commodity contracts.

Interest Rates

We currently have a term note payable with no exposure to interest rate fluctuations, as the existing indebtedness carries a fixed interest rate of 7.86%.  We have a revolving credit facility which carries a variable interest rate, equal to the 90-day LIBOR rate published by the Wall Street Journal, plus a tiered applicable margin interest rate.  The current rate on the revolving credit facility is 3.75%.

The Company had variable interest rate exposure on the revolving credit facility at January 1, 2011.  The Company’s theoretical interest rate exposure on variable rate borrowings at January 1, 2011, with a one percentage point increase in average interest rates on the Company’s borrowings, would increase future interest expense by $12.4 thousand per month and a two percentage point increase would increase future interest expense by $24.8 thousand per month.  The Company determined these amounts based on $14.9 million of variable rate borrowings at January 1, 2011, multiplied by 1.0% and 2.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges, or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”).   Based on that evaluation, management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of January 1, 2011, such controls and procedures were effective.

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

The Loss of One or More of Our Largest Customers

Our business could suffer significant setbacks in sales and operating income if our customers’ plans and/or markets should change significantly, or if we lost one or more of our largest customers.   Many of our agreements with our customers are generally short-term, primarily due to the nature of our products, industry practice, and the fluctuation in demand and price for our products.  At the end of calendar 2009, one of our largest customers did not renew their sales contract for calendar 2010.  However, the Company was able to attract new contract-based customers of similar volume that approximated this former customer’s sales volume.  These new customers provided a market for our products without a significant deterioration in operating income.  At the end of calendar 2010, the 2009 former customer did renew their sales contract for calendar 2011.  We continually monitor our production output and will adjust accordingly.

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

Amounts in thousands except Average Price Paid per Share.

			Approximate
			Dollar Value
	Total Number	Average	of Shares that
	of Shares	Price Paid	May Yet Be
	Purchased	per Share	Purchased

April 4, 2010 - January 1, 2011	—	$—	$4,793
March 29, 2009 - April 3, 2010	22	2.20	4,793
March 30, 2008 - March 28, 2009	26	2.13	4,841
April 1, 2007 - March 29, 2008	79	7.74	4,898

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
February 10, 2011

BY:	/s/ Mark M. Ham IV
Executive Vice President and Chief Financial Officer
February 10, 2011