Form 10-K
period 2011-04-02
CAGLES INC
filed 2011-06-08
CIK 16104

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 2011

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

COMMISSION FILE NUMBER: 001-07138.

CAGLE’S, INC.

(Exact Name Of Registrant As Specified In Its Charter)

GEORGIA	58-0625713
(State Of Incorporation)	(I.R.S Employer Identification No.)

1385 COLLIER ROAD NW, ATLANTA, GA	30318
(Address Of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (404) 355-2820.

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of exchange on which registered
Class A Common Stock	NYSE Amex.

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

$10,174,291 (based on $6.27 per share closing price on October 2, 2010).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class A Common Stock at $1.00 par value	4,616,208 shares at $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of the registrant’s definitive proxy statement, filed for its 2011 annual meeting of stockholders, are incorporated by reference in Parts I and III of this form 10-K annual report:  Items 4A, 10, 11, 12, 13 and 14

FORM 10-K

April 2, 2011

PART I

Item 1:  Business

Cagle’s, Inc. (the “Company”), which began business in 1945 and was first incorporated in Georgia in 1953, and its wholly owned subsidiary Cagle’s Farms, Inc., produce, market, and distribute a variety of fresh and frozen poultry products.  The operations of the Company consist of breeding, hatching, and growing of chickens; feed milling; and processing, further processing and marketing of poultry products.  Virtually all poultry producers operate in this same vertically integrated manner.

Narrative Description of Business

Food Processing

All of the Company’s business activities are conducted within one industry segment, poultry products.  The Company’s various poultry products are closely related, have similar purposes and uses, and are similar in terms of profitability and types and degrees of risks.  In addition, the production processes are similar to the extent that (a) production facilities are shared or are interchangeable and (b) the same types of raw materials, labor, and capital are used.  Markets and marketing methods are comparable for all products to the extent that they are generally sold to the same types of customers by a common sales force and are sensitive to changes in economic conditions to the same degree.

The Company currently processes approximately 1.93 million birds per week in its two processing plants.  Of the Company’s total production, approximately 880,000 birds per week are deboned.

The complete cycle for growing broilers begins with the placement on a farm of a day-old breeder chick.  This bird is reared for 25 weeks, at which time it begins to produce hatching eggs.  The breeder produces eggs for approximately 40 weeks.  These eggs are set in the Company’s hatchery, and in three weeks, a baby chick is hatched.

The day-old broiler chick is placed on a farm where it will grow for five to eight weeks depending upon the size of bird desired, at which time it is transported to the processing plant for slaughter.  A significant investment in field inventories is required to support the Company’s operating cycle.

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

Sales and Marketing

The Company’s products are sold to national and regional independent and chain supermarkets, food distributors, food processing companies, national fast-food chains, and institutional users, such as restaurants, schools, and distributors, by the Company’s sales staff and through brokers selected by the Company.  Export sales of the Company’s products are entirely through third party export companies.

Employees and Labor Relations

The Company employs approximately 1,911 persons, 1,714 hourly and 197 salaried, with approximately 34% of the hourly covered by a collective bargaining agreement.  The Company believes its relationship with the bargaining groups and other employees is good.

Seasonal Variations in Business

The seasonal demand for the Company’s products is highest during the late spring and summer months and is normally lowest during the winter months.

Major Customers

In two of the past three fiscal years, net sales to one customer exceeded 10% of the Company’s total net sales.  Net sales to this customer represent 1%, 12% and 17% of net sales during fiscal 2011, 2010 and 2009, respectively.

Major Suppliers

Purchases by the Company from its largest supplier represent 19%, 20% and 14% of cost of sales during fiscal 2011, 2010 and 2009, respectively.

Backlog

The Company had no material backlog of orders existing as of April 2, 2011.

Competition

The Company is a leading regional integrated poultry processor.  The Company’s products compete in the marketplace with comparable products of approximately ten national and regional producers in the areas of quality, service, and price.  The Company believes its small bird processing at Collinsville, Alabama and big bird debone processing at Pine Mountain Valley, Georgia give us flexibility and accessibility and are positive factors that enhance our competitive position.

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

Availability of Securities and Exchange Commission filings on Corporate Website

We maintain an internet website for investors at www.cagles.net.  On this website, we make available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements on Schedule 14A and all amendments to any of those reports, as soon as reasonably practicable after they are furnished to the Securities and Exchange Commission (“SEC”).

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

Feed Ingredients: Feed ingredient costs increased 18.5% in fiscal 2011 reflected as a $17.7 million increase of the overall $7.5 million increase in cost of sales as compared to fiscal 2010.  The Company’s cost to acquire feed ingredients may continue to be volatile.  In the long term, the protein sector of the food industry will be forced to pass the cost of our raw materials to the final consumer increasing our sales price per pound and related revenue, as well as our operating margins.  The cost of ingredients, principally corn, has risen dramatically during the Company’s last two quarters so we will utilize substitute ingredients as available and as determined through feed optimization programs to mitigate the impact of the increased corn cost.

The Company may choose to utilize derivatives as offered on the Chicago Board of Trade for the purpose of protecting the feed cost for fixed price sales commitments negotiated with our customers.  The Company’s two primary feed ingredients are corn and soybean meal.  A $0.10 per bushel price change in corn impacts our cost of sales by $784 thousand per year.  A $10 per ton price change in soybean meal impacts our cost of sales by $870 thousand per year.  The Company currently has no commodity contracts.

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

Interest Rates: We currently have a term note payable with no exposure to interest rate fluctuations, as this existing indebtedness carries a fixed interest rate of 7.86%.  We have a revolving credit facility which carries a variable interest rate, equal to the 90-day LIBOR rate published by the Wall Street Journal, plus a tiered applicable margin interest rate.  The current rate on the revolving credit facility is 3.75%.  Reference the Company’s SEC current reports (Form 8-K) filed on October 1, 2010 and April 11, 2011 and the quarterly report (Form 10-Q) filed on February 10, 2011 for information regarding the revolving credit facility.

The Company had variable interest rate exposure on the revolving credit facility at April 2, 2011.  The Company’s theoretical interest rate exposure on variable rate borrowings at April 2, 2011 with a one percentage point increase in average interest rates on the Company’s borrowings, would increase future interest expense by $13.6 thousand per month and a two percentage point increase would increase future interest expense by $27.1 thousand per month.  The Company determined these amounts based on $16.3 million of variable rate borrowings at April 2, 2011, multiplied by 1.0% and 2.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges, or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables or other financial instruments with a variety of customers and cash deposited with financial institutions.

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

The Company, at various times during the year, maintained a cash balance with a financial institution in excess of the Federal Deposit Insurance Corporation’s (FDIC) insured limit of $250 thousand.  As of the fiscal year ended April 2, 2011, the Company had $1.1 million of cash in excess of the federally insured amount.  This financial institution previously participated in the federal government’s Transaction Account Guarantee program, thereby making all of the Company’s cash fully insured by the FDIC as of the fiscal year ended April 3, 2010.

Capital Resources: The Company incurred a net (loss) of $(566) thousand for the fiscal year ended April 2, 2011.  The Company has amended its long-term revolving line of credit agreement twice in the past four months, including changes to the minimum tangible net worth covenant in order to maintain compliance.  Additionally, the Company failed one covenant in the term note payable agreement.  On May 23, 2011, the term note lender granted and the Company executed a waiver for the minimum fixed charge coverage ratio.  The lender now requires quarterly compliance certification instead of the previous annual certification.

At April 2, 2011, the Company had cash of $1.4 million, stockholders’ equity of $34.8 million, and available borrowings of $3.7 million on the primary revolving note.  The Company also has full availability of the $5.0 million supplemental revolving note at April 2, 2011.  The Company believes cash flows from operations and its financing commitments will be sufficient to meet capital and liquidity needs during the current fiscal year.  Management has also developed plans to improve operating results and efficiencies in order to increase operating income.

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

Significant Competition:  Competition in the chicken industry with other vertically integrated poultry companies could adversely affect our business.  The Company produces a smaller bird at one of its processing plants which differentiates it from the majority of its competitors.

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

The Loss of One or More of Our Largest Customers:  Our business could suffer significant setbacks in sales and operating income if our customers’ plans and/or markets should change significantly, or if we lost one or more of our largest customers.  Many of our agreements with our customers are generally short-term, primarily due to the nature of our products, industry practice, and the fluctuation in demand and price for our products.  At the end of calendar 2009, our largest customer did not renew their sales contract for calendar 2010.  However, the Company was able to attract new contract-based customers of similar volume that approximated this former customer’s sales volume.  These new customers provided a market for our products without a significant deterioration in operating income.  At the end of calendar 2010, the 2009 former largest customer did renew their sales contract for calendar 2011.  We continually monitor our production output and will adjust accordingly.

Members of the Cagle Family can Exercise Significant Control:  Members of the Cagle family beneficially own, in the aggregate, 64.5% of the Company’s outstanding common stock, giving them control of 64.5% of the total voting power of the Company’s outstanding voting stock.  In addition, three members of the Cagle family serve on the Company’s Board of Directors.  As a result, members of the Cagle family have the ability to exert substantial influence or actual control over the Company’s management and affairs, and over substantially all matters requiring action by the stockholders, including amendments to the certificate of incorporation and bylaws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all assets, and other corporate transactions.  This concentration of ownership may also delay or prevent a change in control otherwise favored by other stockholders and could depress the Company’s stock price.

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

None.

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

The independent contract growers provide the housing, equipment, utilities, and labor to grow the baby chicks to market age, which varies from five to eight weeks, depending on the market for which they are intended.  The Company supplies the baby chicks, the feed, and all veterinary and technical services.  Title to the birds remains with the Company at all times.  The contract growers are paid on live weight and are guaranteed a minimum rate with various incentives based upon a grower’s performance as compared to other growers whose birds are marketed during the same week.  These contract farms are located in Georgia and Alabama.

Feed Mill

The Company owns a feed mill in Rockmart, Georgia, which has production capacity of over 15,000 tons per week which can be increased to 20,000 tons per week with additional equipment.

Processing

As the broilers reach the desired processing weight, they are removed from the houses and transported by Company trucks to a processing plant.  The processing plants are located in Pine Mountain Valley, Georgia and Collinsville, Alabama.  The Collinsville plant can process up to 18,000 birds per hour.  The Pine Mountain plant has the capacity to process 8,400 birds per hour.

Further Processing and Deboning

The Company has a stated goal of marketing the majority of its product as value-added product consisting of marinated rotisserie deli, fast-food cuts, boneless portioned breast, marinated and breaded parts, individual quick frozen parts, and other convenience-type products.  Further processing is conducted at the Collinsville, Alabama plant and big bird deboning is conducted at our Pine Mountain Valley, Georgia plant.

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

Item 4A:  Executive Officers of the Registrant

The information required by this item is included in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 8, 2011 and is incorporated herein by reference.

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed and principally traded on the NYSE Amex stock exchange, ticker symbol CGL.A.  As of April 2, 2011, there were 117 stockholders of record of the Company’s Class A common stock.  Under current loan agreements, issuance of dividends must be consented to by debt holders.

Quarterly dividend data and market highs and lows for the past two years were:

	Fiscal 2011			Fiscal 2010
	Dividend	High	Low	Dividend	High	Low
Quarter:
First	$—	$8.00	$4.08	$—	$5.20	$1.70
Second	—	7.98	5.28	—	5.51	3.85
Third	—	11.96	5.40	—	4.58	2.42
Fourth	—	8.75	5.55	—	6.50	3.40

Issuer Purchases of Equity Securities

The table below provides information regarding the Company’s purchases of its own common stock during the periods indicated.  The Company has accounted for these shares using the retirement method.

	Amounts in thousands except Average Price Paid per Share
	Total Number of	Average Price	Dollar Value of Shares that
	Shares Purchased	Paid per Share	May Yet Be Purchased (1)

April 4, 2010-April 2, 2011	—	$—	$4,793
March 29, 2009-April 3, 2010	22	2.20	4,793
March 30, 2008-March 28, 2009	26	2.13	4,841

(1) The Board of Directors has authorized the purchase of up to $15,000 of the Company’s own common stock.

Item 6:  Selected Consolidated Financial Data

Five Year Selected Financial Data

(In Thousands, Except Per Share Data)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 2, 2011	April 3, 2010	March 28, 2009	March 29, 2008	March 31, 2007
OPERATING RESULTS:
Net sales	$310,098	$307,091	$292,585	$283,649	$233,936
Costs and expenses	309,340	301,782	308,262	283,514	246,548
Operating income (loss)	758	5,309	(15,677)	135	(12,612)

Interest expense	(1,267)	(1,605)	(2,163)	(1,483)	(2,054)
Other income (expense), net	167	71	(40)	190	19,998

Income (loss) before income taxes	(342)	3,775	(17,880)	(1,158)	5,332
Income tax expense (benefit)	224	1,238	(6,386)	(385)	4,773
Net income (loss)	$(566)	$2,537	$(11,494)	$(773)	$559

FINANCIAL POSITION:
Working capital	$10,285	$16,760	$12,679	$20,197	$18,941
Total assets	90,313	87,619	91,152	91,974	84,019
Long-term debt and capital lease obligations	25,407	27,718	31,537	23,193	18,565
Stockholders’ equity	34,769	35,335	31,984	44,827	45,354

PERFORMANCE PER COMMON SHARE:
Net income (loss) :
Basic	$(0.12)	$0.55	$(2.48)	$(0.17)	$0.12
Diluted	$(0.12)	$0.55	$(2.48)	$(0.17)	$0.12
Dividends	—	—	—	—	—
Book value at the end of the year	7.53	7.65	6.90	9.61	9.60
Average number of common shares outstanding:
Basic	4,616	4,617	4,638	4,665	4,724
Diluted	4,616	4,617	4,638	4,665	4,724

The accompanying notes are an integral part of the selected consolidated financial data.

Notes to Selected Consolidated Financial Data:

Fiscal Year 2011

Net sales increased by 1.0% as compared to 2010.  This increase can be attributed to a 2.6% increase in sales tonnage and a decrease in average selling price of 2.2 cents per pound as compared to 2010.

Costs and expenses increased 2.5% as compared to 2010, and can be attributed to higher feed costs.

Long-term debt and capital lease obligations decreased by $2.3 million from 2010 to 2011 due to principal payments on the term note payable.  Interest expense decreased by $338 thousand due to decreased average borrowings during 2011 as compared to 2010.

Fiscal Year 2010

Net sales increased by 5.0% as compared to 2009.  This increase can be attributed to a 4.2% increase in sales tonnage and an increase in average selling price of 0.7 cents per pound as compared to 2009.

Costs and expenses decreased 2.1% as compared to 2009, and can be attributed to lower feed costs.

Long-term debt and capital lease obligations decreased by $3.8 million in 2010, as compared to 2009.  This was primarily due to positive cash flow provided by operating activities.  Interest expense decreased by $558 thousand as compared to 2009, the result of decreased borrowings and a lower variable interest rate on the revolving credit facility.

Fiscal Year 2009

Net sales increased by 3.2% as compared to 2008.  This increase can be attributed to a 1.9% increase in sales tonnage and an increase in our average selling price of 2.4 cents per pound as compared to 2008.

Costs and expenses increased 8.7% as compared to 2008, and can be attributed to increased grain and energy costs.

Long-term debt and capital lease obligations increased by $8.3 million in 2009, as compared to 2008.  This was primarily due to borrowings in the second and third quarters, caused by historically high feed and energy costs.  Interest expense was increased by 45.9% as compared to 2008, the result of additional borrowings for the first three quarters of 2009.

Fiscal Year 2008

Net sales increased by 21.3% as compared to 2007.  This increase can be attributed to two factors.  A 3.2% increase in production tonnage as compared to 2007 and an increase in our average selling price of 7.5 cents per pound as compared to 2007.

Costs and expenses increased 15.0% as compared to 2007, and can be attributed to increased grain and energy costs.

Long-term debt and capital lease obligations increased by $4.6 million in 2008, as compared to 2007.  This was due to borrowings in the fourth quarter, caused by increases in grain and energy costs.  Interest expense was reduced by 27.8% as compared to 2007, the result of reduced borrowings for the first three quarters of 2008.

Fiscal Year 2007

Net sales declined by 1.4% as compared to 2006.  This decrease can be attributed to two factors.  A 3.9% decrease in production tonnage as compared to 2006 and an increase in our average selling price of 2.6 cents per pound as compared to 2006.

Costs and expenses increased 2.7% as compared to 2006, due to a $2.13 million asset valuation adjustment to an inactive facility (noted in the Company’s second quarter 10-Q).  When adjusted for the inactive facility charge, cost of sales increased 1.3% versus the same period last year and can be attributed to increased grain costs.

Long-term debt and capital lease obligations was reduced by $10.9 million in 2007.  Interest expense was reduced by 14.7% as compared to 2006, the result of reduced borrowings.

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

General

We are in a highly stratified industry with the top five producers accounting for 57 percent of poultry production in this country and the next fifteen accounting for 36 percent.  Our company currently produces ready to cook product of 6.80 million pounds per week, and placed twenty-first on an industry integrated broiler company report ranked by ready to cook pounds.  At our Collinsville operation, Cagle’s produces a product which differentiates itself from the average broiler company; as industry live weights average 5.6 pounds per head, this facility processes birds weighing approximately 3.6 pounds per head.  While this difference impacts the fixed cost per unit of our operations, we believe it serves our company by allowing us to compete for a value added customer profile namely the fast-food, institutional, and deli markets.  We believe this is a market segment that we excel in and can provide our customers with distinctive, quality product to fit their needs at margins necessary to offset the higher cost per unit brought about by the smaller live weight.

The Company completed its transition of the Pine Mountain Valley processing facility to a deboning operation where 100% of the breast will be boned with the remaining portion of the bird being packed for retail and/or export. This transition was completed by June 2010 and resulted in an increase to the Company’s pounds processed and provided diversification within our product offering.  Live bird size at Pine Mountain Valley after the transition has increased to 8.00 pounds with capacity currently at 8,400 birds per hour.

EXECUTIVE SUMMARY

For the fiscal year ending 2011, the Company reported a net (loss) of $(566) thousand or $(0.12) per share compared to net income of $2.5 million or $0.55 per share for fiscal 2010.

Net sales for fiscal 2011 increased 1.0% to $310.1 million as compared to $307.1 million for fiscal 2010.  Poultry sales pounds for the year increased 2.6%, reflecting an increase in deboned product and leg quarters, coupled with a 2.8% decrease in sales price per pound when compared to fiscal 2010.  Head processed by the company were 5.8% less in 2011 than 2010, as the Pine Mountain Valley processing facility went to the bigger bird size.  Fiscal 2011 quoted market prices, compared to fiscal 2010, had boneless breast up 6.8%, tenders up 5.3%, wings down 21.7% and leg quarters down 4.0%.  As a company we continue to focus on niche markets where we can react to our customer needs in a quick and efficient manner.  Given our bird size and production facilities we continue to exploit our expertise in the deli/fast food arena and are now able to supply the demand for large bird boneless products.

Cost of sales for fiscal 2011 was $293.4 million compared to $285.9 million in fiscal 2010 for an increase of 2.6%.  Feed cost, which accounts for approximately 39% of our total cost, increased 18.5% for the year reflected as a $17.7 million increase in cost of sales.  In general, a $0.10 per bushel price change in corn impacts our cost of sales by $784 thousand per year.  A $0.10 per ton price change in soybean meal impacts our cost of sales by $870 thousand per year.

Selling, general and administrative costs were $15.9 million in both 2011 and 2010.

Interest expense decreased by 21.1%, or $338 thousand, due to decreased average borrowings during 2011 as compared to 2010.

At the end of the fiscal year, stockholder’s equity was $34.8 million with net working capital of $10.3 million.  Total debt of $25.4 million decreased $2.3 million, or 8.3%, from 2010 total debt.  As we begin fiscal 2012 we believe that our industry must lower supply in order to offset reduced demand and to support higher market prices.  Cagle’s continues to process at 80% of capacity at its Pine Mountain Valley deboning facility and does not contemplate any volume increase in the foreseeable future.  Industry egg sets are beginning to reflect restraint with the latest USDA Broiler Hatchery statement reporting egg sets at 98%, or 3.2 million less eggs for the week ending May 14, 2011.  The reported reduction in egg sets would equate to approximately 14.4 million pounds less supply of poultry per week.  Continued reductions of this magnitude or larger would be very supportive of industry prices and margins.

RESULTS OF OPERATIONS

Year 2011 compared to 2010

Poultry pounds produced for 2011 were 5.8% more than 2010, pounds marketed increased by 2.6% and net sales increased 1.0%.

Cost of sales increased 2.6% as compared to 2010, and can be attributed to higher feed costs.

Selling, general and administrative costs remained at $15.9 million when compared to 2010.  There was an increase in selling and delivery of $1.3 million due to an increased use of outside storage facilities.  However, there was an offsetting decrease in general and administrative of $1.3 million due to reduced group medical and general insurance and no 2011 officer incentive compensation.

Year 2010 compared to 2009

Poultry pounds produced for 2010 were 5.4% more than 2009, pounds marketed increased by 4.2% and net sales increased 5.0%.

Cost of sales decreased 2.5% as compared to 2009, and can be attributed to lower feed costs.

Selling, general and administrative costs increased $841 thousand when compared to 2009. The increase is primarily due to a $416 thousand 2009 recovery of a prior year specific accounts receivable reserve and $428 thousand of 2010 officer incentive compensation.

Year 2009 compared to 2008

Poultry pounds produced for 2009 were 2.9% less than 2008, pounds marketed increased by 1.9% and net sales increased 3.2%.

Cost of sales increased 9.2% as compared to 2008, primarily due to increased grain and energy costs.

Selling, general and administrative costs remained at $15.0 million when compared to 2008.

Capital Resources and Liquidity

Analysis of Cash Flows

We expect that cash flow from operations and cash on hand should be sufficient to fund operations, to make all payments of principal and interest when due, and to fund capital expenditures for at least the next twelve months.

For the year ended April 2, 2011, the Company had cash provided by operating activities of $4.5 million, primarily due to depreciation expense of $5.2 million less a net increase in changes in operating assets and liabilities of $400 thousand.  Within changes in operating assets and liabilities, inventories increased $5.9 million and accounts payable increased $5.3 million.  Cash used in investing activities was $3.5 million for purchases of property, plant and equipment.  $1.5 million of cash was used in financing activities, as the Company made net debt repayments of $2.3 million.

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

For the year ended March 28, 2009, the Company used cash in its operating activities of $7.4 million, due primarily to the operating loss during the year.  Cash used in investing activities was $274 thousand, with purchases of property, plant and equipment of $1.5 million offset by $1.2 million of proceeds from reduction of life insurance policy values.  $7.6 million cash was provided by net financing activities, including $8.3 million from the net long-term debt increase.

We had available $3.7 million (unused) in our primary revolving credit facility as of April 2, 2011.  This credit agreement currently elapses on March 31, 2013, but has been regularly renewed and extended well before the maturity dates.  We also had available $5.0 million (unused) in our supplemental revolving credit facility as of April 2, 2011.  This portion of the credit agreement currently elapses on March 31, 2012, but in the past it also has been renewed and extended before the maturity dates.  The Company is in compliance with the revolving credit agreement’s covenants as of April 2, 2011.  The Company is in compliance with, or has a waiver for, the term note payable debt covenants as of April 2, 2011.

Working Capital

The Company had available $8.7 million (unused) in established lines of credit as of April 2, 2011 and $5.5 million (unused) in availability as of April 3, 2010.  The increase is primarily due to the revolving credit facility’s available collateralized borrowings are at 60% of inventory values at year end 2011 as compared to 40% at year end 2010.  $850 thousand of the $3.2 million increased availability is due to a higher line of credit.  Interest expense decreased in 2011 by $338 thousand, or 21.6%, as compared to the same period a year ago.

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

Tabular Disclosure of Contractual Obligations

Contractual obligations at April 2, 2011 were as follows:

Payments Due by Period

(Amounts in Thousands)

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations	$25,367	$9,092	$16,275	$—	$—
Capital Lease Obligations	40	35	5	—	—
Operating Lease Obligations	2,873	1,421	1,212	240	—
Total	$28,280	$10,548	$17,492	$240	$—

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

Related party transactions

Members of the Cagle family beneficially own, in the aggregate, 64.5% of the Company’s outstanding common stock, giving them control of 64.5% of the total voting power of the Company’s outstanding voting stock.  In addition, three members of the Cagle family serve on the Company’s Board of Directors.  As a result, members of the Cagle family have the ability to exert substantial influence or actual control over the Company’s management and affairs, and over substantially all matters requiring action by the stockholders, including amendments to the certificate of incorporation and bylaws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all assets, and other corporate transactions.  This concentration of ownership may also delay or prevent a change in control otherwise favored by other stockholders and could depress the Company’s stock price.

The firm of Byrne, Davis & Hicks, P.C. in which G. Bland Byrne, III, a director of the Company, is a principal, received $253 thousand, $247 thousand and $216 thousand during the fiscal years 2011, 2010 and 2009, respectively.  A payable of $19 thousand to the firm exists as of April 2, 2011.  The payments received are for fees incurred for legal services rendered to the Company and its subsidiaries.

Included in other assets at April 2, 2011 and April 3, 2010 is a receivable of $1.2 million due to the Company from two related party irrevocable life insurance trusts.  The Company will ultimately be repaid from the death benefits of the underlying policies.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company reviews the recoverability of any tax assets recorded on the consolidated balance sheets, primarily tax credits and operating loss carryforwards, based on both historical and anticipated earnings levels of operations and provides a valuation allowance when it is more likely than not that amounts will not be recovered.

The Company’s policy with respect to evaluating uncertain tax positions is a two step process.  The first step is recognition:  The Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  In evaluating whether a tax position has met the more likely than not recognition threshold, the Company presumes the position will examined by the appropriate taxing authority that has full knowledge of all relevant information.  The second step is measurement: A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit recognized in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

ASC 740-10 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements.  ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company had no significant unrecognized tax benefits or expenses at the date of adoption or at April 2, 2011.  Accordingly, the Company does not have any interest or penalties related to uncertain tax positions.  Tax periods for all years after 2007 remain open to examination by federal and state taxing jurisdictions to which it is subject.

The Company has federal net operating loss carryforwards of $13.0 million and $12.7 million at April 2, 2011 and April 3, 2010, respectively.  The Company also has federal and state tax credit carryforwards of $8.0 million and $9.4 million at April 2, 2011 and April 3, 2010, respectively.  The net operating loss and tax credit carryforwards are available to reduce income taxes through 2029.  Realization of these future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for a significant portion of the deferred tax asset associated with the state tax credit carryforwards.  The Company expects to fully utilize the federal and state net operating loss carryforwards and, accordingly, there is no valuation allowance associated with the net operating loss carryforwards.

New and Recently Adopted Accounting Pronouncements

On January 1,2011 the Company adopted a portion of Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which amended Accounts Standards Codification (“ASC”) Subtopic 820-10 by including new required disclosures regarding activity in Level 3 fair value measurements. The adoption of the subject guidance under ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

On January 2, 2010, we adopted ASU No. 2010-09.  ASU No. 2010-09 amended Subtopic 855-10, “Subsequent Events — Overall,” by removing the requirement for a United States Securities and Exchange Commission (“SEC”) registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events. Our adoption did not have a material impact on our financial statements.

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

The Company had variable interest rate exposure on the revolving credit facility at April 2, 2011.  The Company’s theoretical interest rate exposure on variable rate borrowings at April 2, 2011 with a one percentage point increase in average interest rates on the Company’s borrowings, would increase future interest expense by $13.6 thousand per month and a two percentage point increase would increase future interest expense by $27.1 thousand per month.  The Company determined these amounts based on $16.3 million of variable rate borrowings at April 2, 2011, multiplied by 1.0% and 2.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges, or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

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

Item 8:  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cagle’s, Inc. and Subsidiary

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Cagle’s, Inc. (a Georgia corporation) and Subsidiary as of April 2, 2011 and April 3, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the three-year period ended April 2, 2011.  Cagle’s, Inc. and Subsidiary’s management is responsible for these consolidated financial statements.  Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cagle’s, Inc. and Subsidiary as of April 2, 2011 and April 3, 2010, and the consolidated results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ FROST, PLLC

Little Rock, Arkansas
May 31, 2011

CAGLE’S, INC. AND SUBSIDIARY

Consolidated Balance Sheets

April 2, 2011 and April 3, 2010

 (In Thousands, Except Par Values)

	2011	2010
Assets
Current assets
Cash	$1,370	$1,872
Trade accounts receivable, less allowance for doubtful accounts of $257 and $174 in 2011 and 2010, respectively	15,882	15,769
Inventories	31,990	26,065
Other current assets	307	305
Total current assets	49,549	44,011

Property, plant and equipment, at cost
Land	1,976	1,976
Buildings and improvements	59,896	59,698
Machinery, furniture and equipment	45,645	42,213
Vehicles	5,639	5,249
Construction in progress	115	932
	113,271	110,068
Accumulated depreciation	(80,026)	(75,199)
Property, plant and equipment, net	33,245	34,869

Other assets
Deferred financing costs, net	92	83
Deferred income taxes	6,175	7,141
Other assets	1,252	1,515
Total other assets	7,519	8,739

Total assets	$90,313	$87,619
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$9,127	$2,685
Accounts payable	22,346	16,142
Accrued expenses and compensation	5,794	5,685
Deferred income taxes	1,997	2,739
Total current liabilities	39,264	27,251

Long-term debt, less current maturities	16,280	25,033

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 9,000 shares authorized and 4,616 shares issued and outstanding	4,616	4,616
Treasury stock, at cost	—	(80)
Additional paid-in capital	3,520	3,600
Retained earnings	26,633	27,199
Total stockholders’ equity	34,769	35,335

Total liabilities and stockholders’ equity	$90,313	$87,619

The accompanying notes are an integral part of these consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Years Ended April 2, 2011, April 3, 2010 and March 28, 2009

 (In Thousands, Except Per Share Data)

	2011	2010	2009

Net sales	$310,098	$307,091	$292,585

Costs and expenses
Cost of sales	293,442	285,895	293,216
Selling and delivery	9,886	8,535	8,753
General and administrative	6,012	7,352	6,293
Total costs and expenses	309,340	301,782	308,262

Operating income (loss)	758	5,309	(15,677)

Other income (expense)
Interest expense	(1,267)	(1,605)	(2,163)
Other income (expense), net	167	71	(40)
Total other expense, net	(1,100)	(1,534)	(2,203)

Income (loss) before income taxes	(342)	3,775	(17,880)

Income tax expense (benefit)	224	1,238	(6,386)

Net income (loss)	$(566)	$2,537	$(11,494)

Weighted-average common shares outstanding
Basic and diluted	4,616	4,617	4,638

Net income (loss) per share
Basic and diluted	$(0.12)	$0.55	$(2.48)

The accompanying notes are an integral part of these consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

For the Years Ended April 2, 2011, April 3, 2010 and March 28, 2009

(In Thousands)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Income (Loss)

Balance - March 29, 2008	4,664	$4,664	(1)	$(80)	$3,657	$36,156	$430	$44,827

Purchase of treasury stock	(26)	(26)	—	—	(31)	—	—	(57)

Net loss	—	—	—	—	—	(11,494)	—	(11,494)	$(11,494)

Unrealized loss on hedging instruments, net of reclassification adjustment loss of $386 (net of income tax benefit of $727)	—	—	—	—	—	—	(1,292)	(1,292)	(1,292)

Balance - March 28, 2009	4,638	4,638	(1)	(80)	3,626	24,662	(862)	31,984	$(12,786)

Purchase of treasury stock	(22)	(22)	—	—	(26)	—	—	(48)

Net income	—	—	—	—	—	2,537	—	2,537	$2,537

Unrealized gain on hedging instruments, net of reclassification adjustment gain of $1,347 (net of income tax expense of $485)	—	—	—	—	—	—	862	862	862

Balance - April 3, 2010	4,616	4,616	(1)	(80)	3,600	27,199	—	35,335	$3,399

Retirement of treasury stock	—	—	1	80	(80)	—	—	—

Net loss	—	—	—	—	—	(566)	—	(566)	$(566)

Balance - April 2, 2011	4,616	$4,616	—	$—	$3,520	$26,633	$—	$34,769	$(566)

The accompanying notes are an integral part of these consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended April 2, 2011, April 3, 2010 and March 28, 2009

(In Thousands)

	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$(566)	$2,537	$(11,494)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	5,175	4,492	4,063
Amortization	65	78	88
(Gain) loss on sale of property, plant and equipment	(39)	(45)	3
Deferred income tax expense (benefit)	224	1,237	(6,045)
Changes in operating assets and liabilities
Trade accounts receivable, net	(113)	(1,599)	(155)
Inventories	(5,925)	1,116	3,547
Refundable income taxes	—	471	—
Other current assets	(2)	(104)	197
Other assets	263	(2)	185
Accounts payable	5,305	(2,993)	4,427
Accrued expenses and compensation	109	2,570	(2,175)
Net cash provided by (used in) operating activities	4,496	7,758	(7,359)

Cash flows from investing activities
Purchases of property, plant and equipment	(3,556)	(2,482)	(1,523)
Proceeds from sale of property, plant and equipment	44	45	8
Proceeds from redemption of cash value life insurance	—	180	1,241
Net cash used in investing activities	(3,512)	(2,257)	(274)

Cash flows from financing activities
Proceeds on revolving line of credit	79,525	85,350	85,150
Payments on revolving lind of credit	(79,150)	(86,750)	(74,575)
Payments of long-term debt	(2,686)	(2,515)	(2,305)
Increase (decrease) in negative book cash balances	899	(854)	(463)
Payments of deferred financing costs	(74)	(58)	(150)
Repurchase of stock	—	(48)	(57)
Net cash provided by (used in) financing activities	(1,486)	(4,875)	7,600

Net increase (decrease) in cash and cash equivalents	(502)	626	(33)

Cash and cash equivalents - beginning of year	1,872	1,246	1,279

Cash and cash equivalents - end of year	$1,370	$1,872	$1,246

Supplementary disclosures of cash flow information
Cash paid (received) during the year for:
Interest	$1,380	$1,593	$2,193
Income taxes, net	—	(471)	(109)
Supplementary disclosures of noncash transactions
Net unrealized gain (loss) on hedging activities	$—	$862	$(1,292)
Assets acquired pursuant to capital lease obligations	—	96	74

The accompanying notes are an integral part of these consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 2, 2011, April 3, 2010 and March 28, 2009

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

The Company operates in one segment, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280.

c.              Fiscal year — The Company’s fiscal year closing date is the Saturday nearest March 31. The years ended April 2, 2011 and March 28, 2009 include operations for a 52-week period and the year ended April 3, 2010 includes operations for a 53-week period.

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

e.              Cash and cash equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash management system allows the Company to fund outstanding checks when presented to the financial institution for payment resulting in book overdrafts. Book overdrafts are recorded in accounts payable in the consolidated balance sheets and changes are reflected as a financing activity in the consolidated statements of cash flows. As of April 2, 2011 and April 3, 2010, the Company had book overdrafts of $5,007 and $4,108, respectively.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 2, 2011, April 3, 2010 and March 28, 2009

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

g.             Inventories — Live bird and hatching egg inventories are stated at cost and breeder hens are stated at cost, less accumulated amortization, consistent with industry standards. The costs associated with breeder hens are accumulated up to the production stage and amortized over a 40-week period. Finished poultry products, feed, and other inventories are stated at the lower of cost or market. The Company records valuations and adjustments for its inventories and for estimated obsolescence at or equal to the difference between the cost of the inventories and the estimated market value based upon known conditions affecting the inventories’ obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products. The Company allocates meat costs between its various finished poultry products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts, which are carried in inventories at the estimated recovery amounts, with the remaining amount being reflected at cost or market, whichever is lower. For inventory valuation purposes, costs include live production costs (principally feed, chick cost, medications and other raw materials), labor and production overhead. Not all broilers and breeders survive to maturity or disposition; normal losses are not expensed directly because total costs of the project are assigned to the survivors. The Company would record adjustments to reduce the values of processed poultry and feed inventories to fair market values if market prices for poultry or feed grains moved substantially lower, this would increase the Company’s cost of sales. The Company has not experienced material revisions to its inventory costs during 2011, 2010 or 2009.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 2, 2011, April 3, 2010 and March 28, 2009

(In Thousands)

1.               Summary of Significant Accounting Policies (cont.)

Inventories at April 2, 2011 and April 3, 2010 consist of the following:

	2011	2010

Finished products	$5,352	$4,277
Field inventory and breeders	20,203	15,667
Feed, eggs and medication	5,151	4,779
Supplies	1,284	1,342

	$31,990	$26,065

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

j.                 Employee insurance claims — The Company is self-funded under a minimum premium arrangement for the majority of employee claims under its group health plan. The Company is self-insured for the majority of its workers’ compensation risks. The Company’s insurance programs are administered by risk management specialists. Insurance coverage is obtained for catastrophic workers’ compensation and group health exposures, as well as those risks required to be insured by certain state laws. The Company’s accrual for group health and workers’ compensation liabilities of $1,645 and $1,685 as of April 2, 2011 and April 3, 2010, respectively, is included in accrued expenses and compensation in the accompanying consolidated balance sheets. These accruals are estimated using historical experience and actuarial estimates.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 2, 2011, April 3, 2010 and March 28, 2009

(In Thousands)

1.               Summary of Significant Accounting Policies (cont.)

k.              Operating leases — The Company accounts for operating lease agreements in accordance with ASC 840, “Leases”. Currently, the Company has not entered into any operating lease agreements which contain escalating rent provisions. Accordingly, rent expense is recognized on a straight-line basis. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term, including renewal option periods that are reasonably assured.

l.                 Income taxes — The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of any tax assets recorded on the consolidated balance sheets, primarily tax credits and operating loss carryforwards, based on both historical and anticipated earnings levels of operations and provides a valuation allowance when it is more likely than not that amounts will not be recovered.

The Company’s policy with respect to evaluating uncertain tax positions is a two step process. The first step is recognition: The Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, the Company presumes the position will examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

m.           Net income (loss) per common share — Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share assumes the conversion of all potentially dilutive securities (stock options and restricted stock awards) and is calculated by dividing net income (loss) by the sum of the weighted-average number of shares of common stock outstanding plus potentially dilutive securities. For the years ended April 2, 2011, April 3, 2010 and March 28, 2009, there were no potentially dilutive securities outstanding.

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

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 2, 2011, April 3, 2010 and March 28, 2009

(In Thousands)

1.               Summary of Significant Accounting Policies (cont.)

o.             Fair value measurements — “Fair Value Measurements and Disclosures,” ASC 820, defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

p.              Accounting for the impairment of long-lived assets — ASC 360, “Property, Plant and Equipment” requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever triggering events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets. No impairment losses have occurred in the fiscal years ended 2011, 2010 or 2009.

q.             Financial instruments — The Company is a purchaser of certain commodities, such as corn and soybean meal in the course of normal operations. The Company may use derivative financial instruments to reduce its exposure to various market risks. Generally, contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by ASC 815-10, “Accounting for Derivative Instruments and Hedging Activities.” If a derivative instrument is a hedge, as defined by ASC 815-10, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings as a component of cost of sales. Instruments the Company holds as part of its risk management activities that do not meet the criteria for hedge accounting, as defined by ASC 815-10, are marked to fair value with unrealized gains or losses reported currently in earnings. At April 2, 2011, the Company held no derivatives.

r.                Advertising and marketing expenses — Advertising and marketing expenses are expensed as incurred and are included in selling and delivery, and general and administrative expenses in the accompanying consolidated statements of operations and totaled $1,107, $645 and $571 in the fiscal years 2011, 2010 and 2009, respectively.

s.              Accrued compensation expenses — Accrued compensation expenses of $2,496 and $3,124 are included in accrued expenses and compensation in the accompanying consolidated balance sheets at April 2, 2011 and April 3, 2010, respectively.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 2, 2011, April 3, 2010 and March 28, 2009

(In Thousands)

2.               Deferred Financing Costs

Deferred financing costs consist of the following at April 2, 2011 and April 3, 2010:

	2011	2010

Deferred financing costs	$415	$341
Accumulated amortization	(323)	(258)

Net deferred financing costs	$92	$83

Future deferred financing amortization expense will be as follows:

2012	$57
2013	35

$92

3.               Long-Term Debt

Long-term debt consists of the following at April 2, 2011 and April 3, 2010:

	2011	2010
Long-term revolving line of credit, maturing March 31, 2013, interest payable monthly, variable interest rate of London InterBank Offered Rate (“LIBOR”) plus 3.50% (currently 3.75%); secured by accounts receivable, inventories and the Atlanta and Pine Mountain Valley facilities.	$16,275	$15,900

Term note payable; fixed interest rate of 7.86%, principal and interest payable monthly of $290 through March 1, 2012 with a maturity payable of $6,513 due on April 1, 2012; secured by the Collinsville plant, Dalton hatchery and Rockmart feedmill.	9,092	11,746

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 2, 2011, April 3, 2010 and March 28, 2009

(In Thousands)

3.               Long-Term Debt (cont.)

	2011	2010
Capital leases payable, imputed interest at 7.86%, principal and interest payable monthly of $3, through maturity ranges of March 2012 to August 2012; secured by the leased equipment.	$40	$72
	25,407	27,718
Less current maturities	9,127	2,685

Long-term debt, less current maturities	$16,280	$25,033

On April 6, 2011, the Company entered into Amendment Number 7 to the long-term revolving line of credit agreement, effective as of March 31, 2011. There were six primary changes to the existing agreement between the parties: (1) The creation of a $5,000 supplemental note, in addition to the established $21,000 primary note. (2) The $5,000 supplemental note matures on March 31, 2012. The maturity date of the $21,000 primary note remains March 31, 2013. (3) The supplemental note’s variable interest rate is three-month LIBOR plus 4.5% (450 basis points). (4) The Company’s required minimum tangible net worth covenant is reduced to $33,000 through July 2, 2011; commencing as of July 3, 2011 and ending on December 31, 2011, the minimum tangible net worth must not be less than $35,000 at any time; and commencing as of January 1, 2012, and at all times thereafter, the minimum tangible net worth must not be less than $40,000 at any time. (5) The advance rate with respect to the Company’s eligible inventories is increased to 60% from 40% and the advance rate with respect to eligible receivables is maintained at 80%. Upon maturity of the supplemental note, the advance rate for the Company’s eligible inventories reverts to 40%. (6) The lender is given collateral interests in the Company’s land, building and equipment comprising the Pine Mountain Valley Plant in Harris County, Georgia.

On February 9, 2011, the Company entered into Amendment Number 6 to the long-term revolving line of credit agreement, effective as of January 3, 2011. There were two primary changes to the existing agreement between the parties: (1) The step-up to the $40,000 minimum tangible net worth that was scheduled to commence as of January 4, 2011 was re-scheduled to commence as of January 1, 2012. (2) To change the definition of the primary note’s applicable margin in the interest rate calculation from a fixed margin of 3.50% to a variable margin based upon the Company’s total leverage ratio. The variable margin has four tiers; 3.25%, 3.50%, 3.75% and 4.50%. The Company is currently at the 3.50% tier.

On September 29, 2010, the Company entered into Amendment Number 5 to the long-term revolving line of credit agreement, effective as of that date. Two of the changes to the existing agreement between the parties remain in place: (1) The maturity date of the $21,000 primary note in the revolving credit facility was extended to March 31, 2013. (2) The capital expenditures covenant was increased to $5,500 from $4,000 for the fiscal year ending April 2, 2011 and reverts to $4,000 thereafter.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 2, 2011, April 3, 2010 and March 28, 2009

(In Thousands)

3.               Long-Term Debt (cont.)

As of April 2, 2011, the Company was in compliance with the long-term revolving line of credit agreement’s covenants: tangible net worth, capital expenditures, leverage ratio and current ratio.

As of April 2, 2011, and in accordance with the amended long-term revolving line of credit agreement, the lender has issued a $1,000 letter of credit in favor of a third party related to the Company’s self-insurance workers’ compensation liabilities. The Company’s net availability on its revolving line of credit is reduced by the amount of the letter of credit.

The Company’s inventory and accounts receivable levels support collateralized borrowing of the entire $21,000 primary revolving note and the entire $5,000 supplemental revolving note in the long-term revolving line of credit agreement. The Company’s $16,275 principal balance and $1,000 letter of credit results in $3,725 of available borrowings on the primary revolving note as of April 2, 2011. The entire $5,000 supplemental revolving note is available for borrowing as of April 2, 2011.

In addition to the covenants described above, the Company must also comply with certain restrictive covenants associated with the term note payable. The term note payable has monthly principal and interest payments of $290 through March 1, 2012 with a maturity payment of $6,513 due on April 1, 2012. The covenants require the Company to maintain (1) a maximum leverage ratio, (2) operating lease expense below certain levels, (3) a minimum current ratio, (4) a minimum fixed charge coverage ratio, (5) a minimum tangible net worth and (6) capital expenditures not to exceed certain limits. As of April 2, 2011, the Company was in compliance with the term note payable debt covenants, except for the minimum fixed charge coverage ratio. On May 23, 2011, the lender granted and the Company executed a waiver for the minimum fixed charge coverage ratio. The lender now requires quarterly compliance certification instead of the previous annual certification. As of April 2, 2011, the Company was in compliance with, or has received a waiver for, the term note payable debt covenants.

Aggregate maturities of long-term debt during the fiscal years after April 2, 2011 are as follows:

2012	$9,127
2013	16,280

$25,407

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 2, 2011, April 3, 2010 and March 28, 2009

(In Thousands)

4.               Fair Value of Long-Term Debt

Fair values of debt are based on current market interest rate evaluations of the Company’s long-term revolving line of credit and term note payable.  The fair value of the long-term revolving line of credit approximates its carrying value.  The fair value and carrying value of the term note payable are as follows at April 2, 2011 and April 3, 2010:

	2011		2010
	Fair Value	Carrying Value	Fair Value	Carrying Value

Term note payable	$9,157	$9,092	$11,746	$11,746

5.               Income Taxes

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

Income tax expense (benefit) is reflected in the consolidated statements of operations as follows:

	2011	2010	2009

Current benefit	$—	$(471)	$—
Change in valuation allowance	—	—	545
Change in deferred tax expense (benefit)	224	1,709	(6,931)

Income tax expense (benefit)	$224	$1,238	$(6,386)

A reconciliation between income tax expense (benefit) computed at the federal statutory rate and the Company’s income tax rate is as follows:

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 2, 2011, April 3, 2010 and March 28, 2009

(In Thousands)

5.               Income Taxes (cont.)

	2011	2010	2009

Federal income taxes (benefit) at statutory rate	$(116)	$1,283	$(6,079)
State income taxes (benefit)	(14)	151	(715)
Change in valuation allowance	(1,150)	(2,939)	545
Jobs and investment tax credits	—	(145)	(98)
Disallowed Empowerment Zone Credits	354	—	—
Expiration of jobs and investment tax credits	1,150	2,939	—
Other	—	(51)	(39)

	$224	$1,238	$(6,386)

Components of the net deferred income tax asset (liability) at April 2, 2011 and April 3, 2010 relate to the following:

	2011	2010
Deferred income tax assets
Federal and state tax credit carryforwards	$7,926	$9,430
Net operating loss carryforwards (federal and state)	6,071	5,943
Accrued expenses	598	651
Other	21	32
	14,616	16,056
Less valuation allowance	(345)	(1,495)
	14,271	14,561

Deferred income tax liabilities
Family farm cash-basis deferral	$(1,239)	$(1,415)
Inventories	(3,763)	(3,141)
Property and depreciation	(5,009)	(5,518)
Other	(82)	(85)
	(10,093)	(10,159)

Net deferred income tax asset	$4,178	$4,402

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 2, 2011, April 3, 2010 and March 28, 2009

(In Thousands)

5.               Income Taxes (cont.)

The Company has federal net operating loss carryforwards of $12,971 and $12,679 at April 2, 2011 and April 3, 2010, respectively.  The Company also has federal and state tax credit carryforwards of $7,926 and $9,430 at April 2, 2011 and April 3, 2010, respectively.  The net operating loss and tax credit carryforwards are available to reduce income taxes through 2029.  Realization of these future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Due to the significant amount of income that would be needed to fully utilize the credits available, the Company has recorded a valuation allowance for a significant portion of the deferred tax asset associated with the state tax credit carryforwards.  The Company expects to fully utilize the federal and state net operating loss carryforwards and, accordingly, there is no valuation allowance associated with the net operating loss carryforwards.

ASC 740-10, “Accounting for Uncertainty in Income Taxes,” prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements.  ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company had no significant unrecognized tax benefits or expenses at the date of adoption or at April 2, 2011.  Accordingly, the Company does not have any interest or penalties related to uncertain tax positions.  Tax periods for all years after 2007 remain open to examination by federal and state taxing jurisdictions to which it is subject.

During the third quarter of the fiscal year ended April 2, 2011, the Company recorded $354 of income tax expense and a corresponding $354 reduction in deferred tax assets for an ongoing Internal Revenue Service audit of a joint venture that the Company sold its entire 30% interest in August 2006.

6.               Stockholders’ Equity

The Board of Directors (the “Board”) has authorized the purchase of up to $15,000 of the Company’s stock on the open market.  No shares were purchased during the fiscal year ended April 2, 2011.  Through April 2, 2011, the Company has purchased 818 shares at a total cost of $10,207.  The Company has accounted for these shares using the retirement method.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 2, 2011, April 3, 2010 and March 28, 2009

(In Thousands)

7.               Related Parties

Members of the Cagle family beneficially own, in the aggregate, 64.5% of the Company’s outstanding common stock, giving them control of 64.5% of the total voting power of the Company’s outstanding voting stock.  In addition, three members of the Cagle family serve on the Company’s Board of Directors.  As a result, members of the Cagle family have the ability to exert substantial influence or actual control over the Company’s management and affairs, and over substantially all matters requiring action by the stockholders, including amendments to the certificate of incorporation and bylaws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all assets, and other corporate transactions.  This concentration of ownership may also delay or prevent a change in control otherwise favored by other stockholders and could depress the Company’s stock price.

The firm of Byrne, Davis & Hicks, P.C. in which G. Bland Byrne, III, a director of the Company, is a principal, received $253, $247 and $216 during the fiscal years 2011, 2010 and 2009, respectively.  A payable of $19 to the firm exists as of April 2, 2011.  The payments received are for fees incurred for legal services rendered to the Company and its subsidiaries.

Included in other assets at April 2, 2011 and April 3, 2010 is a receivable of $1,242 due to the Company from two related party irrevocable life insurance trusts.  The Company will ultimately be repaid from the death benefits of the underlying policies.

8.               Major Customers and Vendors

The Company had sales to one customer which exceeded 10% of total sales for the fiscal years 2010 and 2009.  Sales and accounts receivable to this customer for and as of the years ended April 2, 2011, April 3, 2010 and March 28, 2009 was as follows:

	Sales		Accounts Receivable
Fiscal Year	Amount	Percentage	Amount	Percentage

2011	$4,236	1%	$745	5%
2010	37,073	12%	87	1%
2009	48,316	17%	2,046	14%

The Company had purchases from one vendor which exceeded 10% of total purchases for the fiscal years 2011, 2010 and 2009.  Purchases and accounts payable from this vendor for and as of the years ended April 2, 2011, April 3, 2010 and March 28, 2009 was as follows:

	Purchases		Accounts Payable
Fiscal Year	Amount	Percentage	Amount	Percentage

2011	$57,039	19%	$2,337	10%
2010	56,645	20%	673	4%
2009	41,912	14%	2,413	12%

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 2, 2011, April 3, 2010 and March 28, 2009

(In Thousands)

9.               Benefit Plans

Under a collective bargaining agreement, the Company contributes to a multi-employer pension plan for the benefit of certain employees who are union members.  A separate actuarial valuation for this plan is not made for the Company.  Accordingly, information with respect to accumulated plan benefits and net assets available for benefits is not available.  Under the Employee Retirement Income Security Act of 1974, as amended, an employer, upon withdrawal from a multi-employer plan, is required, in certain cases, to continue funding its proportionate share of the plan’s unfunded vested benefits.  The Company’s contribution rate is a fixed-dollar amount per eligible employee.  The Company made total contributions to the union plan of $109, $109 and $103 in fiscal years 2011, 2010 and 2009, respectively.

The Company has an elective 401(k) retirement plan for employees not covered by a collective bargaining agreement.  Under the plan, the Company matches 50% of each participating employee’s contributions.  The Company’s contribution is limited to 2% of the participating employee’s salary.  Additional contributions may be made at the discretion of the Company’s Board.  The Company made matching contributions of $162, $184 and $195 in fiscal years 2011, 2010 and 2009, respectively.  No discretionary Company contributions have been made to this plan.

The Company does not provide postretirement medical or other benefits to employees.

10.         Commitments and Contingencies

The Company leases certain of its buildings, equipment and vehicles under noncancelable operating leases.  The consolidated statements of operations include rental expense relating to these operating leases of $1,475, $1,478 and $1,429 in fiscal years 2011, 2010 and 2009, respectively.

At April 2, 2011, future minimum payments under noncancelable operating leases were as follows:

2012	$1,421
2013	988
2014	224
2015	125
2016	115

$2,873

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 2, 2011, April 3, 2010 and March 28, 2009

(In Thousands)

10.  Commitments and Contingencies  (cont.)

At April 2, 2011, the Company had a total of 1,911 employees.  Of this total, 1,714 are hourly workers and 197 are salaried.  Approximately 34% of the Company’s hourly employees are represented by a union labor agreement.  None of the Company’s salaried employees are represented by a union.  The labor agreement with the hourly employees has been in existence for over 20 years.  The current three-year agreement was ratified by the union on February 7, 2009 and it will expire on October 31, 2011.

11.         Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables or other financial instruments with a variety of customers and cash deposited with financial institutions.

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

The Company, at various times during the year, maintained a cash balance with a financial institution in excess of the Federal Deposit Insurance Corporation’s (FDIC) insured limit of $250.  As of the fiscal year ended April 2, 2011, the Company had $1,117 of cash in excess of the federally insured amount.  This financial institution previously participated in the federal government’s Transaction Account Guarantee program, thereby making all of the Company’s cash fully insured by the FDIC as of the fiscal year ended April 3, 2010.

12.         Capital Resources

The Company incurred a net loss of $566 for the fiscal year ended April 2, 2011.  The Company has amended its long-term revolving line of credit agreement twice in the past four months, including changes to the minimum tangible net worth covenant in order to maintain compliance.  Additionally, the Company failed one covenant in the term note payable agreement.  On May 23, 2011, the term note lender granted and the Company executed a waiver for the minimum fixed charge coverage ratio.  The lender now requires quarterly compliance certification instead of the previous annual certification.

At April 2, 2011, the Company had cash of $1,370, stockholders’ equity of $34,769 and available borrowings of $3,725 on the primary revolving note.  The Company also has full availability of the $5,000 supplemental revolving note at April 2, 2011.  The Company believes cash flows from operations and its financing commitments will be sufficient to meet capital and liquidity needs during the current fiscal year.  Management has also developed plans to improve operating results and efficiencies in order to increase operating income.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 2, 2011, April 3, 2010 and March 28, 2009

(In Thousands)

13.         Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and all other changes in equity during a period except those resulting from investments by or distributions to stockholders.  Other comprehensive income (loss) for all periods presented consists of fair value adjustments associated with cash flow hedges pursuant to ASC 815-10, “Accounting for Derivative Instruments and Hedging Activities.”

	2011	2010	2009

Net income (loss)	$(566)	$2,537	$(11,494)
Cash flow hedges	—	—	(1,633)
Reclassification to net earnings	—	1,347	(386)
Tax (expense) benefit	—	(485)	727

Total comprehensive income (loss)	$(566)	$3,399	$(12,786)

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

For the 40 weeks ended January 2, 2010, the Company recognized $1,347 of expense in cost of sales related to the cash flow hedge which was determined to be fully effective.

As a result, the Company voluntarily discontinued hedge accounting in the second quarter of fiscal 2009 by de-designating the previously defined hedge relationship.  The de-designation of the cash flow hedge was done in accordance with Derivatives Implementation Group (“DIG”) Issue Nos. G3, G17, G18 and G20, which generally require that the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income (loss), unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.  As such the Company continued to hold inventory purchase agreements in excess of futures contracts and have no indication that the futures commitment on the hedged inventory purchases is in jeopardy of discontinuing.  Therefore, the deferred losses related to the derivative that were de-designated were not recognized immediately and were instead reclassified into earnings during the contractual terms of the inventory purchases.

The Company currently has no commodity contracts.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 2, 2011, April 3, 2010 and March 28, 2009

(In Thousands)

14.         Quarterly Financial Data (Unaudited)

Quarterly financial data is as follows (in thousands, except per share data):

				Earnings (Loss)
		Operating	Net	Per Share
		Income	Income	(Basic and
	Net Sales	(Loss)	(Loss)	Diluted)
Fiscal year 2011 quarter ended:
July 3, 2010	$78,571	$5,811	$3,478	$0.75
October 2, 2010	83,177	5,133	3,090	0.67
January 1, 2011	71,977	(2,538)	(2,150)	(0.46)
April 2, 2011	76,373	(7,648)	(4,984)	(1.08)
	$310,098	$758	$(566)	$(0.12)

Fiscal year 2010 quarter ended:
June 27, 2009	$78,015	$2,445	$1,283	$0.28
October 3, 2009	87,570	1,491	691	0.15
January 2, 2010	70,411	(154)	(345)	(0.08)
April 3, 2010	71,095	1,527	908	0.20
	$307,091	$5,309	$2,537	$0.55

Fiscal year 2009 quarter ended:
June 28, 2008	$76,921	$(4,179)	$(2,996)	$(0.65)
September 28, 2008	75,632	(7,956)	(5,483)	(1.18)
January 3, 2009	73,525	(3,253)	(2,520)	(0.54)
March 28, 2009	66,507	(289)	(495)	(0.11)
	$292,585	$(15,677)	$(11,494)	$(2.48)

15.         Impact of Recent Accounting Pronouncements

On January 1,2011 the Company adopted a portion of Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which amended Accounts Standards Codification (“ASC”) Subtopic 820-10 by including new required disclosures regarding activity in Level 3 fair value measurements. The adoption of the subject guidance under ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

On January 2, 2010, we adopted ASU No. 2010-09.  ASU No. 2010-09 amended Subtopic 855-10, “Subsequent Events – Overall,” by removing the requirement for a United States Securities and Exchange Commission (“SEC”) registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events. Our adoption did not have a material impact on our financial statements.

SCHEDULE II — Valuation and Qualifying Accounts

Col A	Col B	Col C		Col D	Col E
		ADDITIONS		Uncollectible
	Balance at	Charged to	Charged	Amounts	Balance
	Beginning of	Costs and	to Other	Written-off, net	at end
DESCRIPTION	Period	Expenses	Accounts	of Recoveries	of Period
Year ended April 2, 2011 Reserves and Allowances deducted from accounts receivable:
Allowance for doubtful accounts	$174	$83	$—	$—	$257

Year ended April 3, 2010 Reserves and Allowances deducted from accounts receivable:
Allowance for doubtful accounts	$186	$—	$—	$12	$174

Year ended March 28, 2009 Reserves and Allowances deducted from accounts receivable:
Allowance for doubtful accounts	$637	$—	$—	$451	$186

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As more fully described in a Form 8-K that we filed with the SEC on January 6, 2011; Cagle’s, Inc. and Subsidiary (the “Company”) was notified on January 3, 2011 that Frazer Frost, LLP (“Frazer Frost”), the Company’s independent accountant, and the principal accountant that was engaged to audit the Company’s financial statements, was winding down operations as Frazer Frost and that the firms that had combined to form Frazer Frost, Frost, PLLC (“Frost”) and Moore Stephens Wurth Frazer and Torbert, LLP (“MSWFT”), would resume their separate operations.  Accordingly, Frazer Frost resigned as the Company’s certifying accountant.  Frost was registered with the Public Company Accounting Oversight Board (PCAOB) effective December 21, 2010.  On January 5, 2011, the Audit Committee of the Company’s Board of Directors approved the appointment of Frost as its independent registered public accounting firm.

The financial statements for the year ended April 3, 2010 were reported on by Frazer Frost and the financial statements for the year ended March 28, 2009 were previously reported on by Frost, with an unqualified opinion.  Frost has assumed responsibility for the Frazer Frost audit of the Company for the year ended April 3, 2010 and all subsequent interim periods.

Item 9A:  Controls and Procedures

Disclosure Controls

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of April 2, 2011, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate Internal Control over Financial Reporting, as such term is defined in Securities and Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that: 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of April 2, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 2, 2011.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B:  Other Information

None.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 8, 2011 and is incorporated herein by reference.  The Company has adopted a Code of Ethics, which applies to the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.  The full text of the Code of Ethics was included as an exhibit with the 2004 Form 10-K Annual Report.

Item 11:  Executive Compensation

The information required by this item is included in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 8, 2011 and is incorporated herein by reference.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 8, 2011 and is incorporated herein by reference.

Item 13:  Certain Relationships and Related Transactions

The information required by this item is included in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 8, 2011 and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is included in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 8, 2011 and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)1.        The Financial Statements are included at Item 8.

(a)2.        Financial Statement Schedules

The following financial statement schedules are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Schedule II — Valuation and Qualifying Accounts

(a)3.        Exhibits

3.1	Articles of Incorporation of the Registrant. (5)
3.2	Bylaws of the Registrant. (3)
13.2	Cagle’s, Inc. Proxy statements for Registrant’s 2011 annual meeting of shareholders. (2)
14.1	Code of Ethics. (4)
23.1	Consent of independent registered public accounting firm, FROST, PLLC. (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a). (1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a). (1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

(1)  Filed herewith.

(2)  Filed simultaneously with this Form 10K on June 8, 2011 and incorporated by reference herein from the Registrant’s Schedule 14A for the year ended April 2, 2011.

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
J. Douglas Cagle
Chairman, Chief Executive Officer and President
June 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities indicated and on June 8, 2011:

/s/ J. Douglas Cagle	Director and Chairman, Chief Executive Officer and President
/s/ G. Bland Byrne	Director
/s/ Candace Chapman	Director
/s/ Panos J. Kanes	Director
/s/ Edward J Rutkowski	Director
/s/ Mark M. Ham IV	Director and Executive Vice President and Chief Financial Officer
/s/ James David Cagle	Director and Vice President
/s/ George Douglas Cagle	Director and Vice President