Form 10-Q
period 2011-07-02
CAGLES INC
filed 2011-08-16
CIK 16104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒.

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class A Common Stock at $1.00 par value	4,616,208 shares as of August 15, 2011.

FORM 10-Q

Cagle’s, Inc.

July 2, 2011

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Values)

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

	July 2, 2011	April 2, 2011
	(Unaudited)
Assets
Current assets
Cash	$950	$1,370
Trade accounts receivable, less allowance for doubtful accounts of $257 at July 2011 and April 2011	15,100	15,882
Inventories	33,996	31,990
Other current assets	562	307
Total current assets	50,608	49,549
Property, plant and equipment, at cost
Land	1,976	1,976
Buildings and improvements	59,896	59,896
Machinery, furniture and equipment	45,022	45,645
Vehicles	5,678	5,639
Construction in progress	6	115
	112,578	113,271
Accumulated depreciation	(80,333)	(80,026)
Property, plant and equipment, net	32,245	33,245
Other assets
Deferred financing costs, net	132	92
Deferred income taxes	7,788	6,175
Other assets	1,252	1,252
Total other assets	9,172	7,519
Total assets	$92,025	$90,313

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$10,401	$9,127
Accounts payable	26,917	22,346
Accrued expenses and compensation	5,288	5,794
Deferred income taxes	384	1,997
Total current liabilities	42,990	39,264

Long-term debt, less current maturities	20,001	16,280

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 9,000 shares authorized, 4,616 shares issued and outstanding at July 2011 and April 2011	4,616	4,616
Additional paid-in capital	3,520	3,520
Retained earnings	20,898	26,633
Total stockholders’ equity	29,034	34,769
Total liabilities and stockholders’ equity	$92,025	$90,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended	13 Weeks Ended
	July 2, 2011	July 3, 2010

Net sales	$81,873	$78,571

Costs and expenses
Cost of sales	86,683	68,215
Selling and delivery	2,220	2,447
General and administrative	1,507	2,098
Total costs and expenses	90,410	72,760

Operating income (loss)	(8,537)	5,811

Other income (expense)
Interest expense	(420)	(381)
Other income (expense), net	(4)	4
Total other expense, net	(424)	(377)

Income (loss) before income taxes	(8,961)	5,434

Income tax expense (benefit)	(3,226)	1,956

Net income (loss)	$(5,735)	$3,478

Weighted-average common shares outstanding
Basic and diluted	4,616	4,616

Per common share
Net Income (Loss)
Basic and diluted	$(1.24)	$0.75

Dividends	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	13 Weeks Ended	13 Weeks Ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities
Net income (loss)	$(5,735)	$3,478
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	1,059	1,222
Amortization	32	15
(Gain) loss on sale of property, plant and equipment	5	(4)
Deferred income tax expense (benefit)	(3,226)	1,956
Changes in operating assets and liabilities
Trade accounts receivable, net	782	1,030
Inventories	(2,006)	(1,403)
Other current assets	(255)	(441)
Accounts payable	1,345	(1,071)
Accrued expenses and compensation	(506)	539
Net cash provided by (used in) operating activities	(8,505)	5,321

Cash flows from investing activities
Purchases of property, plant and equipment	(64)	(2,338)
Proceeds from sale of property, plant and equipment	—	4
Net cash used in investing activities	(64)	(2,334)

Cash flows from financing activities
Proceeds on revolving line of credit	23,850	12,875
Payments on revolving line of credit	(18,150)	(17,200)
Payments of long-term debt	(705)	(653)
Increase in negative book cash balances	3,226	1,997
Payments of deferred financing costs	(72)	—
Net cash provided by (used in) financing activities	8,149	(2,981)

Net increase (decrease) in cash	(420)	6
Cash - beginning of period	1,370	1,872
Cash - end of period	$950	$1,878

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest	$277	$380

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 2, 2011

(In Thousands)

(Unaudited)

1.              Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the consolidated financial position of Cagle’s, Inc. and its wholly owned subsidiary Cagle Farms, Inc. (collectively, the “Company”) as of July 2, 2011 and the results of their operations for the 13 weeks ended July 2, 2011 and the 13 weeks ended July 3, 2010.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Results of operations for the 13 weeks ended July 2, 2011 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2012.

The consolidated balance sheet at April 2, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended April 2, 2011.

2.              Significant Accounting Policies

Refer to the Company’s 2011 annual report on Form 10-K, Note 1 to Consolidated Financial Statements, for a description of significant accounting policies.  There have been no material changes to these accounting policies.

3.              Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company’s cash management system allows the Company to fund outstanding checks when presented to the financial institution for payment resulting in book overdrafts.  Book overdrafts are recorded in accounts payable in the consolidated balance sheets and changes are reflected as a financing activity in the consolidated statements of cash flows.  As of July 2, 2011 and April 2, 2011, the Company had book overdrafts of $8,233 and $5,007, respectively.

4.              Inventories

Inventories consist of the following at July 2, 2011 and April 2, 2011:

	July 2011	April 2011

Finished products	$4,066	$5,352
Field inventory and breeders	20,381	20,203
Feed, eggs and medication	8,270	5,151
Supplies	1,279	1,284

	$33,996	$31,990

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 2, 2011

(In Thousands)

(Unaudited)

5.              Long-Term Debt

Long-term debt consists of the following at July 2, 2011 and April 2, 2011:

	July 2011	April 2011
Long-term revolving line of credit, supplemental note; maturing April 6, 2012; interest payable monthly, variable interest rate of London InterBank Offered Rate (“LIBOR”) plus 4.50% tiered margin, current total rate 4.75%; secured by accounts receivable, inventories and the Atlanta and Pine Mountain Valley facilities.	$1,975	$—

Long-term revolving line of credit, primary note; maturing March 31, 2013; interest payable monthly, variable interest rate of London InterBank Offered Rate (“LIBOR”) plus 4.50% tiered margin, current total rate 4.75%; secured by accounts receivable, inventories and the Atlanta and Pine Mountain Valley facilities.	20,000	16,275

Term note payable; fixed interest rate of 7.86%, principal and interest payable monthly of $290 through March 1, 2012 with a maturity payable of $6,513 on April 1, 2012; secured by the Collinsville plant, Dalton hatchery and Rockmart feedmill.	8,396	9,092

Capital leases payable, imputed interest at 7.86%, principal and interest payable monthly of $3, through maturity ranges of March 2012 to August 2012; secured by the leased equipment.	31	40
	30,402	25,407
Less current maturities	10,401	9,127

Long-term debt, less current maturities	$20,001	$16,280

On April 6, 2011, the Company entered into Amendment Number 7 to the long-term revolving line of credit agreement, effective as of March 31, 2011.  There were six primary changes to the existing agreement between the parties:  (1) The creation of a $5,000 supplemental note, in addition to the established $21,000 primary note.  (2) The $5,000 supplemental note matures on March 31, 2012.  The maturity date of the $21,000 primary note remains March 31, 2013.  (3) The supplemental note’s variable interest rate is three-month LIBOR plus 4.5% (450 basis points).  (4) The Company’s required minimum tangible net worth covenant is reduced to $33,000 through July 2, 2011; commencing as of July 3, 2011 and ending on December 31, 2011, the minimum tangible net worth must not be less than $35,000 at any time; and commencing as of January 1, 2012, and at all

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 2, 2011

(In Thousands)

(Unaudited)

times thereafter, the minimum tangible net worth must not be less than $40,000 at any time.  (5) The advance rate with respect to the Company’s eligible inventories is increased to 60% from 40% and the advance rate with respect to eligible receivables is maintained at 80%.  Upon maturity of the supplemental note, the advance rate for the Company’s eligible inventories reverts to 40%.  (6) The lender is given collateral interests in the Company’s land, building and equipment comprising the Pine Mountain Valley Plant in Harris County, Georgia.  At July 2, 2011, the Company had borrowed $1,975 on the supplemental note.

On July 5, 2011, the Company entered into Amendments Number 8 and 9 to the long-term revolving line of credit agreement.  There were four primary changes to the existing Agreement between the parties:  (1) The creation of a $1,000,000 90-day note bearing interest at the three-month LIBOR plus 5.00% (500 basis points), in addition to the established $21,000,000 primary note and the $5,000,000 supplemental note.  (2) The primary note’s variable interest rate is increased to match the supplemental note’s rate, the three-month LIBOR plus 4.50% (450 basis points), through the end of the Company’s fiscal year, March 31, 2012.  (3) The Company’s minimum current ratio is reduced from 1.25:1 to 1.10:1 through the end of the Company’s fiscal year, March 31, 2012.  (4) The Company’s required minimum tangible net worth covenant is reduced to $28,000,000 through the end of the Company’s fiscal year, March 31, 2012, and at all times thereafter the minimum tangible net worth must not be less than $40,000,000 at any time.

On July 29, 2011, the Company entered into Amendment Number 10 to the long-term revolving line of credit agreement.  There were three primary changes to the existing Agreement between the parties:  (1) The extension of the maturity date of the existing $1,000,000 note to April 6, 2012.  (2) The creation of a $3,000,000 auxiliary master note due April 6, 2012 bearing interest at the three-month LIBOR plus 5.00% (500 basis points), in addition to the established $21,000,000 primary note, the $5,000,000 supplemental note and the $1,000,000 note.  Agreement notes aggregate $30,000,000.  (3) All the notes are now secured by the Company’s properties in Bibb, Fulton, Harris, Polk and Whitfield Counties in Georgia and DeKalb County in Alabama.

As of July 2, 2011, the Company was in compliance with the long-term revolving line of credit agreement’s covenants: tangible net worth, capital expenditures, leverage ratio and current ratio.  The Company expects to need and receive waivers for the tangible net worth and current ratio covenants for the quarter ended October 1, 2011.

As of July 2, 2011, and in accordance with the long-term revolving line of credit agreement, the lender has issued a $1,000 letter of credit in favor of a third party related to the Company’s self-insurance workers’ compensation liabilities.  The Company’s net availability on the primary note in the long-term revolving line of credit is reduced by the amount of the letter of credit.

As of July 2, 2011, the Company’s inventory and accounts receivable levels support collateralized borrowing of the entire $21,000 primary and $5,000 supplemental revolving master note in the long-term revolving line of credit agreement.  The Company’s $21,975 principal balance and $1,000 letter of credit results in $3,025 of available borrowings on the long-term revolving line of credit as of July 2, 2011.

In addition to the covenants described above, the Company must also comply with certain restrictive covenants associated with the term note payable.  The term note payable has monthly principal and interest payments of $290 through March 1, 2012 with a maturity payment of $6,513

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 2, 2011

(In Thousands)

(Unaudited)

due on April 1, 2012.  The covenants require the Company to maintain (1) a maximum leverage ratio, (2) operating lease expense below certain levels, (3) a minimum current ratio, (4) a minimum fixed charge coverage ratio, (5) a minimum tangible net worth and (6) capital expenditures not to exceed certain limits.  As of July 2, 2011, the Company was in compliance with the operating lease expense, current ratio and capital expenditures covenants, but was not in compliance with the leverage ratio, fixed charge coverage ratio and tangible net worth.  On July 27, 2011, the Company received and executed a waiver for the three non-compliant covenants.

Aggregate maturities of long-term debt during the next twelve months and subsequent annual periods are as follows:

July 3, 2011 - June 30, 2012	$10,401
July 1, 2012 - June 29, 2013	20,001
Long-term debt	$30,402

6.              Fair Value of Long-Term Debt

Fair values of debt are based on current market interest rate evaluations of the Company’s long-term revolving line of credit and term note payable.  The fair value of the long-term revolving line of credit approximates its carrying value.  The fair value and carrying value of the term note payable are as follows at July 2, 2011 and April 2, 2011:

	July 2011		April 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value

Term note payable	$8,429	$8,396	$9,157	$9,092

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

The firm of Byrne, Davis & Hicks, P. C., in which G. Bland Byrne, III a director of the Company, is a principal, receives retainer payments of $60 each quarter from the Company for legal services rendered.  Retainer and other payments of $61 and $65 were made by the Company during the 13 weeks ended July 2, 2011 and July 3, 2010, respectively.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 2, 2011

(In Thousands)

(Unaudited)

Included in other assets at July 2, 2011 and April 2, 2011 is a receivable of $1,242 due to the Company from two related party irrevocable life insurance trusts.  The Company will ultimately be repaid from the death benefits of the underlying policies.

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

The Company, at various times during the year, maintained a cash balance with a financial institution in excess of the Federal Deposit Insurance Corporation’s (FDIC) insured limit of $250.  As of the quarter ended July 2, 2011 and the fiscal year ended April 2, 2011, the Company had $693 and $1,117, respectively, of cash in excess of the federally insured amount.

9.              Capital Resources

The Company sustained a net loss of $(5,735) for the quarter ended July 2, 2011.  Net cash provided by (used in) operating activities was $(8,505) for the quarter ended July 2, 2011.  The Company has amended its long-term revolving line of credit agreement several times in the last six months in order to increase borrowing capacity, change covenants in order to maintain compliance, or both.  Additionally, the Company has failed certain covenants in the term note payable agreement, but covenant waivers have been received and executed.  The term note lender now requires quarterly compliance certification instead of the previous annual certification.

At July 2, 2011, the Company had cash of $950, stockholders’ equity of $29,034 and available borrowings of $3,025 on the aggregate $26,000 long-term revolving line of credit.  At August 13, 2011, the Company had available borrowings of $1,425 on the now aggregate $30,000 long-term revolving line of credit.  The Company is pursuing, and expects to receive, additional borrowing capacity from its long-term revolving line of credit lender.  The Company is also pursuing, and is optimistic that it will receive, a refinancing of the term note payable that will substantially increase available borrowings.  Management announced in June 2011, effective August 19, 2011, a nearly 40% cut in production at the Pine Mountain Valley, GA facility in order to stem losses during this period of historically low sales prices and high costs. Publicly available industry information regarding other poultry producers’ cut backs should have a positive effect on markets and margins in the coming months.

CAGLE’S, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 2, 2011

(In Thousands)

(Unaudited)

10.       New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company’s fourth quarter of fiscal 2012. The adoption of ASU 2011-04 is not expected to have a material effect on the Company’s consolidated financial statements, but may require certain additional disclosures. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for the Company’s quarter ending June 2, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on the Company’s condensed consolidated financial statements, but may require a change in the presentation of the Company’s comprehensive income from the statement of stockholder’s equity, where it is currently disclosed, to the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in ASU 2011-05 will be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  ASU 2011-05 will be effective for the Company in fiscal 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The disclosures in this quarterly report are complementary to those made in the Company’s 2011 annual report on Form 10-K for the fiscal year ended April 2, 2011.

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

Results of Operations

Net Sales

Net sales for the first quarter were $81.9 million, up 4.2% from $78.6 million, reflecting a 14.9% increase in pounds sold and a reduction in sales price per pound of 5.9 cents as compared to the first quarter in the prior fiscal year.

Quoted market prices for products for the first quarter of fiscal 2012 versus the same period last quarter and last year fluctuated as follows:

	% Change	% Change
	1st qtr. 12 vs	1st qtr. 12 vs
	4th qtr. 11	1st qtr. 11

Tenders	13.3%	(11.8)%
Wings	(27.1)%	(40.3)%
Drums	24.3%	14.8%
Boneless Breast	5.1%	(17.6)%
Boneless Thigh	24.1%	45.2%
Leg Quarters	20.7%	27.4%
Whole Bird without Giblets	12.4%	0.8%

Cost of sales

Cost of sales for the first quarter were $86.7 million, up 27.1% from $68.2 million, as feed ingredient prices for broilers processed, which represents 46% of the total cost of sales, increased 68.3% or $16.3 million as compared to the first quarter of the prior fiscal year.

Selling and Delivery

Selling and delivery expenses of $2.2 million decreased $227 thousand, or 9.3%, for the quarter ended July 2, 2011 as compared to $2.4 million for the quarter ended July 3, 2010.  This decrease is principally due to a $237 thousand decrease in outside storage expenses, from $281 thousand to $44 thousand, during these compared quarters.  Other changes in selling and delivery expense items amounted to a net increase of $10 thousand during the two periods.

General and Administrative

General and administrative expenses of $1.5 million decreased $591 thousand, or 28.2%, for the quarter ended July 2, 2011 as compared to $2.1 million for the quarter ended July 3, 2010.  The principal decrease is a $472 thousand reduction in accrued incentive compensation, from $472 thousand in the first quarter of fiscal 2011 to none in the first quarter of fiscal 2012.  Other decreases for the quarter ended July 2, 2011 as compared to the quarter ended July 3, 2010 were $147 thousand group medical insurance, $70 thousand workers compensation insurance and $5 thousand net various expenses.  Legal and accounting expenses increased $103 thousand during the quarter ended July 2, 2011 as compared to the quarter ended July 3, 2010.

Interest Expense

Interest expense of $420 thousand increased by $39 thousand, or 10.2%, for the quarter ended July 2, 2011 as compared to $381 thousand for the quarter ended July 3, 2010.  This is due to average long-term debt increasing for the compared quarters.  Long-term debt went from $25.4 million to $30.4 million during the quarter ended July 2, 2011, with a daily average of $28.6 million.  Long-term debt went from $27.7 million to $22.7 million during the quarter ended July 3, 2010, with a daily average of $24.8 million.

Other Income (Expense)

Other income (expense) was $(4) thousand for the quarter ended July 2, 2011 versus $4 thousand for the quarter ended July 3, 2010.  These amounts are principally due to small gains and (losses) on fixed asset disposals.

Income Taxes

Income tax expense (benefit) was $(3.2) million, or 36.0% of pre-tax (loss) of $(9.0) million for the quarter ended July 2, 2011 and $2.0 million, or 36.0% of pre-tax income of $5.4 million for the quarter ended July 2, 2010.

Financial Condition and Liquidity

As of July 2, 2011, the Company’s working capital was $7.6 million and its current ratio was 1.18.  The Company’s working capital as of the year ended April 2, 2011 was $10.3 million and its current ratio was 1.26.  As of July 3, 2010, the Company’s working capital was $16.1 million and its current ratio was 1.56.

The Company increased long-term debt by $5.0 million during the quarter ended July 2, 2011.  The Company spent $64 thousand on capital projects during the quarter ended July 2, 2011.  As of July 2, 2011, the Company has remaining availability of $3.0 million on its aggregate $26.0 million long-term revolving line of credit facility.  As of August 13, 2011, the Company has remaining availability of $1.4 million on its now aggregate $30.0 million long-term revolving line of credit facility.

The Company is pursuing, and expects to receive, additional borrowing capacity from its long-term revolving line of credit lender.  The Company is also pursuing, and is optimistic that it will receive, a refinancing of the term note payable that will substantially increase available borrowings.  Obtaining a bridge loan between receiving the additional borrowing capacity from our current lender to receiving the refinancing of the term note payable may also be necessary.  Management announced in June 2011, effective August 19, 2011, a nearly 40% cut in production at the Pine Mountain Valley, GA facility in order to stem losses during this period of historically low sales prices and high costs. Publicly available industry information regarding other poultry producers’ cut backs should have a positive effect on markets and margins in the coming months.

We expect that cash flow from additional borrowing and cash on hand should be sufficient to fund operations, to make all payments of principal and interest when due, and to fund capital expenditures for at least the next twelve months.  We may elect to finance certain capital expenditure requirements through borrowings under our credit facilities or leases.

On April 6, 2011, the Company entered into Amendment Number 7 to the long-term revolving line of credit agreement, effective as of March 31, 2011.  There were six primary changes to the existing agreement between the parties:  (1) The creation of a $5,000 supplemental note, in addition to the established $21,000 primary note.  (2) The $5,000 supplemental note matures on March 31, 2012.  The maturity date of the $21,000 primary note remains March 31, 2013.  (3) The supplemental note’s variable interest rate is three-month LIBOR plus 4.5% (450 basis points).  (4) The Company’s required minimum tangible net worth covenant is reduced to $33,000 through July 2, 2011; commencing as of July 3, 2011 and ending on December 31, 2011, the minimum tangible net worth must not be less than $35,000 at any time; and commencing as of January 1, 2012, and at all times thereafter, the minimum tangible net worth must not be less than $40,000 at any time.  (5) The advance rate with respect to the Company’s eligible inventories is increased to 60% from 40% and the advance rate with respect to eligible receivables is maintained at 80%.  Upon maturity of the supplemental note, the advance rate for the Company’s eligible inventories reverts to 40%.  (6) The lender is given collateral interests in the Company’s land, building and equipment comprising the Pine Mountain Valley Plant in Harris County, Georgia.  At July 2, 2011, the Company had borrowed $1,975 on the supplemental note.

On July 5, 2011, the Company entered into Amendments Number 8 and 9 to the long-term revolving line of credit agreement.  There were four primary changes to the existing Agreement between the parties:  (1) The creation of a $1,000,000 90-day note bearing interest at the three-month LIBOR plus 5.00% (500 basis points), in addition to the established $21,000,000 primary note and the $5,000,000 supplemental note.  (2) The primary note’s variable interest rate is increased to match the supplemental note’s rate, the three-month LIBOR plus 4.50% (450 basis points), through the end of the Company’s fiscal year, March 31, 2012.  (3) The Company’s minimum current ratio is reduced from 1.25:1 to 1.10:1 through the end of the Company’s fiscal year, March 31, 2012.  (4) The Company’s required minimum tangible net worth covenant is reduced to $28,000,000 through the end of the Company’s fiscal year, March 31, 2012, and at all times thereafter the minimum tangible net worth must not be less than $40,000,000 at any time.

On July 29, 2011, the Company entered into Amendment Number 10 to the long-term revolving line of credit agreement.  There were three primary changes to the existing Agreement between the parties:  (1) The extension of the maturity date of the existing $1,000,000 note to April 6, 2012.  (2) The creation of a $3,000,000 auxiliary master note due April 6, 2012 bearing interest at the three-month LIBOR plus 5.00% (500 basis points), in addition to the established $21,000,000 primary note, the $5,000,000 supplemental note and the $1,000,000 note.  Agreement notes aggregate $30,000,000.  (3) All the notes are now secured by the Company’s properties in Bibb, Fulton, Harris, Polk and Whitfield Counties in Georgia and DeKalb County in Alabama.

As of July 2, 2011, the Company was in compliance with the long-term revolving line of credit agreement’s covenants: tangible net worth, capital expenditures, leverage ratio and current ratio.  The Company expects to need and receive waivers for the tangible net worth and current ratio covenants for the quarter ended October 1, 2011.

As of July 2, 2011, and in accordance with the long-term revolving line of credit agreement, the lender has issued a $1,000 letter of credit in favor of a third party related to the Company’s self-insurance workers’ compensation liabilities.  The Company’s net availability on the primary note in the long-term revolving line of credit is reduced by the amount of the letter of credit.

As of July 2, 2011, the Company’s inventory and accounts receivable levels support collateralized borrowing of the entire $21,000 primary and $5,000 supplemental revolving master note in the long-term revolving line of credit agreement.  The Company’s $21,975 principal balance and $1,000 letter of credit results in $3,025 of available borrowings on the long-term revolving line of credit as of July 2, 2011.

In addition to the covenants described above, the Company must also comply with certain restrictive covenants associated with the term note payable.  The term note payable has monthly principal and interest payments of $290 through March 1, 2012 with a maturity payment of $6,513 due on April 1, 2012.  The covenants require the Company to maintain (1) a maximum leverage ratio, (2) operating lease expense below certain levels, (3) a minimum current ratio, (4) a minimum fixed charge coverage ratio, (5) a minimum tangible net worth and (6) capital expenditures not to exceed certain limits.  As of July 2, 2011, the Company was in compliance with the operating lease expense, current ratio and capital expenditures covenants, but was not in compliance with the leverage ratio, fixed charge coverage ratio and tangible net worth.  On July 27, 2011, the Company received and executed a waiver for the three non-compliant covenants.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  The Company’s accounting policies involve “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made.  In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations.  We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.  We have disclosed our critical accounting policies in our Annual Report on Form 10-K for the year ended April 2, 2011, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q.

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

Interest Rates

We currently have a term note payable with no exposure to interest rate fluctuations, as the existing indebtedness carries a fixed interest rate of 7.86%.  We have a revolving credit facility which carries a variable interest rate, equal to the 90-day LIBOR rate published by the Wall Street Journal, plus a tiered applicable margin interest rate.  The July 2, 2011 rate on the revolving credit facility is 4.75%; 0.25% rounded LIBOR + 4.50% tiered margin.

The Company had variable interest rate exposure on the revolving credit facility at July 2, 2011.  The Company’s theoretical interest rate exposure on variable rate borrowings at July 2, 2011, with a one percentage point increase in average interest rates on the Company’s borrowings, would increase future interest expense by $18.3 thousand per month and a two percentage point increase would increase future interest expense by $36.6 thousand per month.  The Company determined these amounts based on $22.0 million of variable rate borrowings at July 2, 2011, multiplied by 1.0% and 2.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges, or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

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

The Company, at various times during the year, maintained a cash balance with a financial institution in excess of the Federal Deposit Insurance Corporation’s (FDIC) insured limit of $250.  As of the quarter ended July 2, 2011 and the fiscal year ended April 2, 2011, the Company had $693 and $1,117, respectively, of cash in excess of the federally insured amount.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”).   Based on that evaluation, management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of July 2, 2011, such controls and procedures were effective.

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

Item 1.A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s 2011 annual report on Form 10-K for the fiscal year ended April 2, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding the Company’s purchase of its own common stock during the periods indicated.

	Amounts in thousands except Average Price Paid per Share
	Total Number of	Average Price	Dollar Value of Shares that
	Shares Purchased	Paid per Share	May Yet Be Purchased (1)

Quarter ended July 2, 2011	—	$—	$4,793
Fiscal year ended April 2, 2011	—	—	4,793
Fiscal year ended April 3, 2010	22	2.20	4,793
Fiscal year ended March 28, 2009	26	2.13	4,841

(1) The Board of Directors (the “Board”) has authorized the purchase of up to $15,000 of the Company’s stock.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On July 8, 2011, the Company held its Annual Meeting of Shareholders.  The following items were submitted to a vote of shareholders through the solicitation of proxies:

(1)         To fix the number of members of the Board of Directors at eight (8), and to elect the members thereof

Election of Directors

The following persons were elected to serve as directors on the Company’s Board of Directors until the 2012 Annual Meeting of Shareholders or until their successors have been duly elected and qualified or until the earlier of their resignation or removal.  Voting results were as follows:

	For	Withheld	Non Votes

J. DOUGLAS CAGLE	3,133,060	733,139	630,257
PANOS KANES	3,863,671	2,528	630,257
G. BLAND BYRNE III	3,134,449	731,750	630,257
CANDACE CHAPMAN	3,863,671	2,528	630,257
EDWARD J. RUTKOWSKI	3,863,371	2,828	630,257
MARK M. HAM IV	3,133,074	733,125	630,257
GEORGE DOUGLAS CAGLE	3,133,060	733,139	630,257
JAMES DAVID CAGLE	3,133,060	733,139	630,257

(2)         To ratify the appointment of Frost, PLLC as the independent registered public accounting firm for the fiscal year ending March 31, 2012.

For	Against	Abstentions	Non-Votes

4,493,952	1,754	750	0

Total voted shares represented in person or by proxy:  4,496,456

Percentage of the outstanding votable shares:  97.41%

Outstanding votable shares:  4,616,208

Item 5.  Other Information

None

Item 6.  Exhibits

3.1 Articles of Incorporation of the Registrant.  (2)

3.2 Bylaws of the Registrant.  (3)

14.1 Code of Ethics.  (4)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).  (1)

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).  (1)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.  (1)

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.  (1)

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
August 15, 2011

BY:	/s/ Mark M. Ham IV
Executive Vice President and Chief Financial Officer
August 15, 2011